Form 10-Q
period 1996-03-31
SCHULER HOMES INC
filed 1996-05-13
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                        ---------------------------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  0-19891

                               SCHULER HOMES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 99-0293125
   (State or jurisdiction of                                  (I.R.S. employer
incorporation or organization)                               identification no.)

                         828 Fort Street Mall, Suite 400
                          Honolulu, Hawaii  96813-4321
               (Address of principal executive offices) (Zip code)

                                 (808) 521-5661
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES X                                                            NO
        ---                                                             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                                 Outstanding at
     Class of Common Stock                                       April 30, 1996
     ---------------------                                       --------------
         $.01 par value                                             20,874,177

                               SCHULER HOMES, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report..........................     3

          Consolidated Balance Sheets - March 31, 1996 and
              December 31, 1995...........................................     4

          Consolidated Statements of Income - Three months
              ended March 31, 1996 and 1995...............................     5

          Consolidated Statements of Cash Flows - Three
              months ended March 31, 1996 and 1995........................     6

          Notes to Consolidated Financial Statements......................     7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............   10

PART II.       OTHER INFORMATION..........................................   16

SIGNATURES................................................................   17

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles. See Note 1.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 11, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           ERNST & YOUNG LLP


Honolulu, Hawaii
May 7, 1996

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                           March 31, 1996       December 31, 1995
                                                           --------------       -----------------
                                                             (unaudited)
ASSETS
- - ------
Cash and cash equivalents..............................      $  5,864,000          $  6,147,000
Receivables...........                                          1,020,000               960,000
Prepaid income taxes...................................           414,000               557,000
Amount due from affiliate (Note 5).....................            38,000                25,000
Real estate inventories (Note 3).......................       254,996,000           246,478,000
Investments in unconsolidated joint ventures...........        12,006,000            11,390,000
Deposits...............................................         1,001,000             1,001,000
Deferred offering costs................................         1,571,000             1,628,000
Notes receivable (Note 2)..............................         1,202,000             1,329,000
Deferred income taxes..................................         1,318,000             1,818,000
Other assets...........................................         1,363,000             1,009,000
                                                           --------------          ------------
Total assets...........................................      $280,793,000          $272,342,000
                                                           --------------          ------------
                                                           --------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Accounts payable.......................................      $    565,000          $  1,013,000
Accrued expenses.......................................         1,982,000             3,197,000
Notes payable to bank (Note 4).........................        45,947,000            36,781,000
6 1/2% convertible subordinated debentures due 2003....        57,500,000            57,500,000
                                                             ------------          ------------
Total liabilities......................................       105,994,000            98,491,000

Commitments and contingencies (Notes 4 and 7)

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000 shares
     authorized; 20,874,177 shares issued and
     outstanding at March 31, 1996 and
     December 31, 1995.................................           209,000               209,000
   Additional paid-in capital..........................        93,096,000            93,096,000
   Retained earnings...................................        81,494,000            80,546,000
                                                             ------------         -------------
Total stockholders' equity.............................       174,799,000           173,851,000
                                                             ------------          ------------

Total liabilities and stockholders' equity.............      $280,793,000          $272,342,000
                                                             ------------          ------------
                                                             ------------          ------------



                             See accompanying notes.

                               SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three months ended March 31,
                                                                ---------------------------------
                                                                    1996                  1995
                                                                    ----                  ----
                                                                            (unaudited)

Residential real estate sales...........................        $19,965,000           $36,619,000

Costs and expenses
    Residential real estate sales.......................         16,213,000            26,678,000
    Selling and commissions.............................          1,543,000             1,748,000
    General and administrative..........................            906,000               978,000
                                                                -----------           -----------
          Total costs and expenses......................         18,662,000            29,404,000

Income from unconsolidated joint ventures...............             88,000               318,000
                                                                -----------           -----------

Operating income........................................          1,391,000             7,533,000

Other income............................................            161,000               105,000
                                                                -----------           -----------

Income before provision for income taxes................          1,552,000             7,638,000
Provision for income taxes (Note 6).....................            604,000             2,979,000
                                                                -----------           -----------

Net income..............................................        $   948,000           $ 4,659,000
                                                                -----------           -----------
                                                                -----------           -----------
Net income per share (Note 8):
    Primary.............................................        $      0.05           $      0.22
                                                                -----------           -----------
                                                                -----------           -----------
    Fully diluted.......................................        $      0.05           $      0.21
                                                                -----------           -----------
                                                                -----------           -----------

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Three months ended March 31,
                                                                  ------------------------------
                                                                   1996                1995
                                                               -----------          ----------
                                                                         (unaudited)
OPERATING ACTIVITIES
Net income...................................................  $   948,000          $4,659,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization expense....................       46,000              30,000
    Income from unconsolidated joint venture
       (undistributed).......................................      (85,000)           (411,000)
    Principal payments of notes receivable...................      127,000              80,000
    Sales financed by Company................................           --            (127,000)

Changes in assets and liabilities:
    (Increase) decrease in receivables.......................      (60,000)         40,896,000
    (Increase) decrease in prepaid income taxes..............      143,000          (1,287,000)
    (Increase) in real estate inventories....................   (8,518,000)         (6,299,000)
    Decrease in deposits.....................................           --             100,000
    (Increase) decrease in other assets......................     (396,000)            114,000
    (Decrease) in accounts payable...........................     (448,000)           (266,000)
    (Decrease) in accrued expenses...........................   (1,215,000)         (2,747,000)
    (Decrease) in contract restructuring cost payable........           --          (7,979,000)
    Increase in deferred income taxes........................     500,000            3,088,000
                                                                ----------         ------------
Net cash provided by (used in) operating activities..........   (8,958,000)         29,851,000

INVESTING ACTIVITIES
Investments in unconsolidated joint ventures.................           --             (41,000)
Advances to unconsolidated joint venture.....................   (2,002,000)           (123,000)
Repayments of advances to unconsolidated joint venture.......    1,447,000             105,000
Capital distributions from unconsolidated joint venture......       24,000             119,000
Purchase of furniture, fixtures, and equipment...............       (4,000)            (18,000)
                                                                ----------         ------------
Net cash provided by (used in) investing activities..........     (535,000)             42,000

FINANCING ACTIVITIES
Principal payments on note payable to other..................           --            (250,000)
Proceeds from bank borrowings................................   84,933,000          19,541,000
Principal payments on bank borrowings........................  (75,767,000)        (47,258,000)
Advances to affiliate........................................      (38,000)            (24,000)
Repayment of advances to affiliate...........................       25,000              38,000
Net decrease in deferred offering costs......................       57,000              58,000
                                                                ----------         ------------

Net cash provided by (used in) financing activities..........    9,210,000         (27,895,000)
                                                                ----------         ------------

Increase (decrease) in cash..................................     (283,000)          1,998,000
Cash and cash equivalents (restricted) at beginning of period    6,147,000           7,855,000
                                                                ----------         ------------
Cash and cash equivalents (restricted) at end of period......  $ 5,864,000         $ 9,853,000
                                                                ----------         ------------
                                                                ----------         ------------


                             See accompanying notes.

                               SCHULER HOMES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   General

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1995 contained in the Company's 1995 annual report on Form 10-K.

     Certain amounts in the consolidated statement of income for the three months ended March 31, 1995 have been reclassified to conform to the 1996 presentation.

     The Company has experienced, and expects to continue to experience, significant variability in quarterly sales and net income. The results of any interim period are not necessarily indicative of the results that can be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Notes Receivable

     Notes receivable consist primarily of notes receivable on seller financed sales (recorded in accordance with FASB Statement 66, "Accounting for Sales of Real Estate") of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold.


3.   Real Estate Inventories

     During the fourth quarter of 1995, the Company changed its method of accounting for the carrying amount of its real estate inventories by adopting FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under the new standard, inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows, resulting in a lower value than under the net realizable value method previously required. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated. There was no cumulative effect of adopting FASB Statement No. 121.

     Approximately $81,899,000 of total inventory at March 31, 1996 represents completed inventory. The remaining inventory represents construction in progress and land held for future development.


4.   Notes Payable to Bank

     At March 31, 1996, $64,953,000 of the Company's line of credit is unused, of which $986,000 is restricted as to withdrawal for project expenses and $209,000 is restricted as to withdrawal for outstanding but unused letters of credit.

     In March 1996, the Company executed a new Credit Agreement, which replaced the $50,000,000 line of credit with a $110,000,000 unsecured revolving line of credit facility on March 29, 1996. The facility expires on July 1, 1998 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6 month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

     The Company paid interest (relating to notes payable to bank and the convertible subordinated debentures) of approximately $2,947,000 during the quarter ended March 31, 1996. Interest incurred and capitalized to real estate inventories during the quarter ended March 31, 1996 was approximately $1,853,000. The difference between the amount of interest paid and the amount capitalized is comprised of accrued interest payable.


5.   Related Party Transactions

     The Company charged $28,000 for the quarter ended March 31, 1996 to James
     K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At March 31, 1996, the $28,000 was included in Amount due from affiliate. Subsequent to March 31, 1996, the receivable was paid in full.


6.   Income Taxes

     During the three months ended March 31, 1996, the Company paid income taxes of $250,000.


7.   Commitments and Contingencies

     At March 31, 1996, the Company had under contract to purchase for approximately $30,705,000, land for residential development. Such land parcels were purchased in April 1996.

     The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     In April 1996, the Company was served with a class action lawsuit by owners of units at Fairway Village at Waikele. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company is currently evaluating the merits of the complaint. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.



8.   Net Income Per Share

     Primary earnings per share for the quarters ended March 31, 1996 and 1995 were computed using the weighted average number of common shares outstanding during the quarter of 20,874,177.

     Fully diluted earnings per share for the quarters ended March 31, 1996 and 1995 were computed by adding to net income the interest charges of $209,000 and $369,000 (net of related income taxes), respectively, applicable to convertible subordinated debentures, and dividing by 23,508,167, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks discussed herein, and other risks detailed in the Company's Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.


OVERVIEW

     For the quarter ended March 31, 1996, sales of residential real estate were $20.0 million, compared to sales of $36.6 million during the 1995 first quarter. Net income was $948,000, compared to net income of $4.7 million during the 1995 first quarter.

     The financial results for the first quarter of 1996 as compared to the first quarter of 1995 reflect fewer closings of home sales, lower average sales prices of home sales closed, and lower profit margins. Cost of residential real estate sales as a percentage of sales increased to 81.0% in the first quarter of 1996 from 73.0% in the first quarter of 1995, primarily as a result of an increased level of price discounts to homebuyers, and higher construction and inventory carrying costs. Sales and marketing costs represented approximately 7.5% and 4.6% of sales during the first quarter of 1996 and 1995, respectively. The Company anticipates that this increased level of costs will continue to affect its operating results throughout the balance of 1996.

     During the first quarter of 1996, the rate of new home sales experienced by the Company improved over the sales rate experienced during the latter part of 1995. This improvement resulted in the increase in backlog at March 31, 1996 (191 homes and lots with an aggregate sales value of $47.2 million) as compared to backlog at December 31, 1995 (127 homes and lots with an aggregate sales value of $29.5 million). However, it is uncertain as to whether or not these improved sales rates will be sustainable. If sales rates persist at their current levels or decline, the Company's financial results in 1996 will be adversely affected by fewer closings of homes sales, lower revenues and continued pressure on margins as compared to the Company's 1995 financial results.

     Due to the slowdown in the rate of new home sales experienced by the Company in 1995, and the Company's contractual commitments to construct homes, particularly at its Salt Lake project on Oahu, completed inventory currently comprises a larger component of total inventory than in the past. In order to enable the Company to postpone the construction of the third high-rise building at the Salt Lake project until the completed inventory at this project is reduced, the Company reached an agreement with the general contractor at this project to delete the construction of this building (159 condominiums) from the current construction contract. The first high-rise building of 230 condominiums was completed in November, 1995. The second high-rise building of 239 condominiums is anticipated to be completed in mid-1996 and the last high-rise building was scheduled to be completed in late-1996 or early-1997. It is possible that the total construction costs eventually incurred on this building could exceed the costs under the current construction contract. However, the decision to postpone the construction of the last building at the Salt Lake project preserves a portion of the Company's cash flow in 1996, mitigates the potential impact that additional completed inventory would have on the sales of the remaining unsold condominiums in the first two high-rise buildings, and is anticipated to reduce the carrying costs of completed inventory at this project.

     The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented. Certain amounts in the consolidated statement of income for the three months ended March 31, 1995 have been reclassified to conform to the 1996 presentation.



                                                Three Months Ended March 31,     Percentage Change in
                                                ----------------------------     Dollar Amounts From
                                                     1996           1995             1995 to 1996
                                                    ------         ------        --------------------
Residential real estate sales................       100.0%         100.0%              (45.5%)

Costs and expenses
    Residential real estate sales............        81.0           73.0               (39.2 )
    Selling and commissions..................         7.5            4.6               (11.7 )
    General and administrative...............         5.0            2.7                (7.4 )
                                                    -----          -----
       Total costs and expenses..............        93.5           80.3               (36.5 )

Income from unconsolidated
    joint ventures............................        0.4            0.8               (72.3 )
                                                    -----          -----

Operating income.............................         6.9           20.5               (81.5 )

Other income.................................         0.8            0.3                53.3
                                                    -----          -----

Income before provision for
       income taxes..........................         7.7           20.8               (79.7 )
Provision for income taxes...................         3.0            8.1               (79.7 )
                                                    -----          -----
Net income...................................         4.7%          12.7%              (79.7 )
                                                    -----          -----
                                                    -----          -----


RESULTS OF OPERATIONS

SALES OF RESIDENTIAL REAL ESTATE

     The Company's sales of residential real estate for the quarter ended March 31, 1996 were approximately $20.0 million as compared to approximately $36.6 million during the quarter ended March 31, 1995. This represents a decrease of approximately $16.6 million or 45.5%.

     This decrease in sales is attributable to lower average home sales prices and a decreased number of home sales closed. The Company closed the sale of 82 homes (excluding the closing of 6 home sales, which represent 50% of the sales in the Company's joint venture project, Iao Parkside) at an average sales price of $233,000 during the quarter ended March 31, 1996 compared to the closing of 151 (excluding the closing of 13 home sales which represent 50% of the sales in the Company's joint venture project, Iao Parkside) sales at an average price of $239,000 during the quarter ended March 31, 1995. The decrease in the average sales price of homes closed during the first quarter of 1996 as compared to the first quarter of 1995, primarily relates to the different mix of projects in which closings occurred during the corresponding quarters and to increases in sales price discounts allowed in order to stimulate home sales activity. The Company also closed the sale of 4 lots (excluding the closing of 1 lot sale which represents 50% of the sales in the Company's joint venture project, Waiakoa Kai Estates) during the first quarter of 1996, at an average sales price of $219,000, as compared to 3 lots at an average sales price of $144,000 during the first quarter of 1995.

     During the first quarter of 1996, the rate of new home sales experienced by the Company improved over the sales rate experienced during the latter part of 1995. This improvement resulted in the increase in backlog at March 31, 1996 (191 homes and lots with an aggregate sales value of $47.2 million) as compared to backlog at December 31, 1995 (127 homes and lots with an aggregate sales value of $29.5 million). However, it is uncertain as to whether or not these improved sales rates will be sustainable. If sales rates persist at their current levels or decline, the Company's financial results in 1996 will be adversely affected by fewer closings of homes sales, lower revenues and continued pressure on margins as compared to the Company's 1995 financial results.

     Historically, Hawaii's unemployment rate has generally been lower than the U.S. national average. However, in recent years Hawaii's unemployment rate has been comparable to the national average. Any increases in Hawaii's unemployment rate or lack of job growth may adversely affect future demand for new homes. In addition, increases in mortgage rates impact the homebuyer's ability to qualify for mortgage loans, which could adversely affect demand for new homes.
Increases in mortgage rates may also reduce the sales price ceilings established on homes which are subject to governmentally imposed affordable housing requirements. The affordable prices are generally determined at a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria.


COSTS AND EXPENSES - RESIDENTIAL REAL ESTATE SALES

     Cost of residential real estate sales represents the acquisition and development costs for a particular phase of a project attributable to the homes sold in that phase. Acquisition and development costs primarily include land acquisition costs, sitework and construction payments to contractors, engineering and architectural costs, loan fees, interest and other indirect costs attributable to development and project management activities and miscellaneous construction costs.

     Cost of residential real estate sales decreased to approximately $16.2 million during the quarter ended March 31, 1996 from approximately $26.7 million during the same period in 1995, representing a decrease of approximately $10.5 million or 39.2%. This decrease in the first quarter of 1996 as compared to the first quarter of 1995 is the result of fewer closings of home sales offset, in part, by a higher cost of residential real estate sales as a percentage of sales. Cost of residential real estate sales as a percentage of sales increased to 81.0% in the first quarter of 1996 from 73.0% in the first quarter of 1995, primarily as a result of an increased level of price discounts to homebuyers, and higher construction and inventory carrying costs. The Company anticipates this increased level of costs will continue to affect its operating results in future periods and no assurances can be given that costs will not increase to even greater levels than reached in the past.

     Total interest incurred during each of the quarters ended March 31, 1996 and 1995 was approximately $1.9 million and $1.4 million, respectively. Substantially all amounts incurred were capitalized to development projects. Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project.

     Average debt outstanding was approximately $102.3 million and $81.3 million during the first quarters of 1996 and 1995, respectively. The Company's average interest rate on its debt for the quarters ended March 31, 1996 and 1995 was approximately 7.3% and 7.1%, respectively. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Sales and marketing costs represented approximately 7.5% and 4.6% of sales of residential real estate during the quarters ended March 31, 1996 and 1995, respectively. The increase is a result of increases in sales incentives offered to buyers, and general increases in sales and marketing costs, specifically relating to higher commissions and advertising costs incurred.


COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and administrative expenses decreased by $72,000 during the first quarter of 1996 as compared to the same period in 1995 primarily due to a decrease in the accrual for employee bonuses, which is based on a percentage of pretax income. As a percentage of sales, general and administrative expense increased from 2.7% during the quarter ended March 31, 1995 to 5.0% during the quarter ended March 31, 1996, which reflects the lower number of sales closed during the 1996 first quarter, as compared to the same period in 1995.


INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from unconsolidated joint ventures primarily represents the Company's 50% interest in the operations of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively. The decrease in this income from $318,000 during the first quarter of 1995 to $88,000 during the same period in 1996 is primarily the result of the closing of 13 homes at Iao Parkside during the first quarter of 1996 as compared to 27 closings during the comparable quarter in 1995, and lower profit margins realized in this project during the first quarter of 1996 as compared to the first quarter of 1995.


OTHER INCOME

     Other income is primarily composed of interest income earned on cash balances and notes receivable.


PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the first quarters of 1996 and 1995 was 39%.


VARIABILITY OF RESULTS

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income. For example, the Company's sales of residential real estate for each of the four quarters ended December 31, 1995, ranged from approximately $26.8 million to $39.5 million and for each of the four quarters ended December 31, 1994, ranged from approximately $36.0 million to $80.8 million. The Company's net income (loss) for each of the four quarters ended December 31, 1995, ranged from a loss of approximately $3.1 million (after giving effect to a $5.7 million after-tax charge relating to FASB 121 in the fourth quarter of 1995) to net income of $4.7 million and for each of the four quarters ended December 31, 1994, net income ranged from approximately $6.3 million to $8.9 million. Factors that contribute to variability of the Company's results include: (i) the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; (ii) the Company's ability to continue to acquire additional land on favorable terms for future developments; (iii) the condition of Hawaii's real estate market and Hawaii's economy in general; (iv) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (v) cost of material and labor; and (vi) delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

     The Company has from time to time considered its possible expansion into selected residential housing markets of the United States mainland and into certain foreign countries and into other homebuilding related industries. The Company anticipates that, should it elect to pursue this expansion, it would do so through the acquisition of, or joint venture with, an existing company. No assurances can be given that the Company will be able to successfully establish operations outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.


BACKLOG

     The Company's homes are generally offered for sale in advance of their construction upon applicable regulatory approval and sold pursuant to standard sales contracts. The Company's standard sales contract may be cancelled by the buyer at any time prior to closing. The Company does not recognize revenues on homes covered by such contracts until the sales are closed. Homes covered by such sales contracts are considered by the Company as its backlog.

     The following table sets forth the Company's backlog (for both homes and residential lots) at March 31, 1996 and 1995.


                       March 31, 1996                      March 31, 1995
                  --------------------------          --------------------------
                                 Aggregate
                  Number        Sales Value           Number         Sales Value
                  --------------------------          --------------------------
                                                                     c
Homes.........     184          $46,153,000             194          $46,536,000
Lots..........       7            1,010,000              12            1,565,000
                   ---          -----------             ---          -----------
                   191          $47,163,000             206          $48,101,000
                   ---          -----------             ---          -----------
                   ---          -----------             ---          -----------


     The Company has observed an increase in its historical cancellation rates, which the Company believes to be attributable to uncertainty of prospective homebuyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

     The average sales prices of the homes comprising backlog at March 31, 1996 and 1995 were $251,000 and $240,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes only the Company's ownership interest (50%) in Waiakoa Estates Subdivision Joint Venture and Iao Partners, the Company's two joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1996, the Company executed a new Credit Agreement, which replaces the $50 million line of credit with a $110 million unsecured revolving line of credit facility on March 29, 1996. The lenders include First Hawaiian Bank (arranger and agent), Bank of Hawaii, Bank of America, Bank of Boston, and National Bank of Detroit. The facility expires on July 1, 1998 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6 month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

     Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At March 31, 1996, the Company had bank notes payable of approximately $45.9 million. Peak outstanding debt, including bank borrowings and the Convertible Subordinated Debentures, during the quarter ended March 31, 1996 was $112.2 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of common stock, cash flow from operations, its available bank credit facilities and financing by the seller of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. To date, all of the Company's bank borrowings have been from First Hawaiian Bank. With the establishment of the new $110 million facility, the Company has expanded its banking relationships to include four major banks in addition to First Hawaiian Bank. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

     During April 1996, the Company purchased two parcels of land located in West Oahu for approximately $31 million, utilizing its line of credit. At April 30, 1996, the Company had bank notes payable of approximately $62.4 million.

     The Company believes that cash flow from operations, and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 1996.

     Certain of the Company's currently planned projects, as well as future projects, are anticipated to be longer term in nature than those developed in the past by the Company. The increased length of such projects further exposes the Company to the risks inherent in the homebuilding industry, including reductions in the value of land inventory.

                               SCHULER HOMES, INC.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     In April 1996, the Company was served with a class action lawsuit by owners of units at Fairway Village at Waikele. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The
     Company is currently evaluating the merits of this complaint. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.



Items 2 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit
           Number             Document Description
           ------             --------------------

            10.1 Pledge and Security Agreement (CCV 5 Interim Funding) between the Company and First Hawaiian Bank, dated February 26, 1996.

            10.2 Credit Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996.

            10.3 Promissory Note between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996.

            10.4 Negative Pledge Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996.

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended March 31, 1996.

                               SCHULER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          SCHULER HOMES, INC.



Date:  May 7, 1996                      By:  /s/ James K. Schuler
                                           --------------------------------
                                           James K. Schuler
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (principal executive officer)



Date:  May 7, 1996                      By:  /s/ Pamela S. Jones
                                           --------------------------------
                                           Pamela S. Jones
                                           Senior Vice President of Finance,
                                           Chief Financial Officer and
                                           Director (principal financial
                                           officer)



Date:  May 7, 1996                      By:  /s/ Douglas M. Tonokawa
                                           --------------------------------
                                           Douglas M. Tonokawa
                                           Vice President of Finance,
                                           Chief Accounting Officer
                                           (principal accounting officer)