Form 10-Q
period 1996-06-30
SCHULER HOMES INC
filed 1996-08-13
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

          YES   X                             NO
              ----                               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding at
        Class of Common Stock                       July 31, 1996
        ---------------------                      --------------
          $.01 par value                             20,828,777

                               SCHULER HOMES, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report.............................  3

          Consolidated Balance Sheets - June 30, 1996 and
              December 31, 1995..............................................  4

          Consolidated Statements of Income - Three and six months
              ended June 30, 1996 and 1995...................................  5

          Consolidated Statements of Cash Flows - Six
              months ended June 30, 1996 and 1995............................  6

          Notes to Consolidated Financial
              Statements.....................................................  7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................  10

PART II.  OTHER INFORMATION.................................................  19

SIGNATURES..................................................................  20

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                         ERNST & YOUNG LLP


Honolulu, Hawaii
August 9, 1996

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 1996       December 31, 1995
                                                                                       -------------       -----------------
                                                                                        (unaudited)
ASSETS

Cash and cash equivalents...........................................................    $    863,000            $  6,147,000
Receivables.........................................................................         819,000                 960,000
Prepaid income taxes................................................................         237,000                 557,000
Amount due from affiliate (Note 5)..................................................          24,000                  25,000
Real estate inventories (Note 3)....................................................     254,351,000             246,478,000
Investments in unconsolidated joint ventures........................................      11,941,000              11,390,000
Deposits............................................................................          50,000               1,001,000
Deferred offering costs.............................................................       1,513,000               1,628,000
Notes receivable (Note 2)...........................................................       1,660,000               1,329,000
Deferred income taxes (Note 6)......................................................      10,163,000               1,818,000
Other assets........................................................................       1,771,000               1,009,000
                                                                                        ------------            ------------
Total assets........................................................................    $283,392,000            $272,342,000
                                                                                        ------------            ------------
                                                                                        ------------            ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable....................................................................    $    519,000            $  1,013,000
Accrued expenses....................................................................       3,923,000               3,197,000
Notes payable to bank (Note 4)......................................................      60,040,000              36,781,000
6 1/2% convertible subordinated debentures due 2003.................................      57,500,000              57,500,000
                                                                                        ------------            ------------
Total liabilities...................................................................     121,982,000              98,491,000

Commitments and contingencies (Notes 4 and 7)

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000 shares authorized;
     20,874,177 shares issued at June 30, 1996 and December 31, 1995................         209,000                 209,000
   Additional paid-in capital.......................................................      93,096,000              93,096,000
   Retained earnings................................................................      68,420,000              80,546,000
   Treasury stock, at cost; 45,400 shares at June 30, 1996 (Note 9).................        (315,000)                     --
                                                                                        ------------            ------------
Total stockholders' equity..........................................................     161,410,000             173,851,000
                                                                                        ------------            ------------
Total liabilities and stockholders' equity..........................................    $283,392,000            $272,342,000
                                                                                        ------------            ------------
                                                                                        ------------            ------------

                             See accompanying notes.

                               SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Three months ended June 30,            Six months ended June 30,
                                                 --------------------------             -------------------------
                                                     1996           1995                  1996             1995
                                                     ----           ----                  ----             ----
                                                         (unaudited)                           (unaudited)
Residential real estate sales..................   $ 29,820,000    $26,762,000         $ 49,785,000     $63,381,000
Cost and expense
     Residential real estate sales.............     24,010,000     19,752,000           40,223,000      46,430,000
     Inventory impairment loss (Note 3)........     23,910,000             --           23,910,000              --
     Selling and commissions...................      2,263,000      1,607,000            3,806,000       3,355,000
     General and administrative................      1,121,000      1,013,000            2,027,000       1,991,000
                                                  ------------    -----------         ------------     -----------
         Total costs and expenses                   51,304,000     22,372,000           69,966,000      51,776,000

Income from unconsolidated joint ventures......         12,000        340,000              100,000         658,000
                                                  ------------    -----------         ------------     -----------

Operating income (loss)........................    (21,472,000)     4,730,000          (20,081,000)     12,263,000

Other income...................................         40,000        113,000              201,000         218,000
                                                  ------------    -----------         ------------     -----------

    Income (loss) before provision
       for income taxes........................    (21,432,000)     4,843,000          (19,880,000)     12,481,000
Provision (credit) for income taxes............     (8,358,000)     1,887,000           (7,754,000)      4,866,000
                                                  ------------    -----------         ------------     -----------

    Net income (loss)..........................   $(13,074,000)   $ 2,956,000         $(12,126,000)    $ 7,615,000
                                                  ------------    -----------         ------------     -----------
                                                  ------------    -----------         ------------     -----------
Net income (loss) per share:
   Primary.....................................   $      (0.63)   $      0.14         $      (0.58)    $      0.36
                                                  ------------    -----------         ------------     -----------
   Fully diluted...............................   $      (0.63)   $      0.14         $      (0.58)    $      0.35
                                                  ------------    -----------         ------------     -----------
                                                  ------------    -----------         ------------     -----------

                             See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended June 30,
                                                                             -----------------------------
                                                                               1996                 1995
                                                                             --------             --------
                                                                                      (unaudited)
OPERATING ACTIVITIES
Net income (loss).....................................................      $(12,126,000)     $  7,615,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Inventory impairment loss.........................................        23,910,000                --
    Depreciation and amortization expense.............................            94,000            62,000
    Income from unconsolidated joint venture
         (undistributed)..............................................          (111,000)         (722,000)
    Sales financed by Company.........................................          (653,000)         (127,000)
    Principal payments of notes receivable............................           105,000           103,000

Changes in assets and liabilities:
    Decrease in receivables...........................................           141,000        40,740,000
    (Increase) decrease in prepaid income taxes.......................           320,000        (1,419,000)
    (Increase) in real estate inventories.............................       (31,566,000)      (19,749,000)
    Decrease in deposits..............................................           951,000            90,000
    (Increase) in other assets........................................          (839,000)               --
    (Decrease) in accounts payable....................................          (494,000)         (441,000)
    Increase (decrease) in accrued expenses...........................           726,000        (1,892,000)
    (Decrease) in contract restructuring cost payable.................                --        (7,979,000)
    Change in deferred income taxes...................................        (8,345,000)        3,157,000
                                                                            ------------      ------------
Net cash provided by (used in) operating activities...................       (27,887,000)       19,438,000

INVESTING ACTIVITIES
Investments in unconsolidated joint ventures..........................                --          (157,000)
Advances to unconsolidated joint venture..............................        (3,076,000)         (160,000)
Repayments of advances to unconsolidated joint venture................         2,612,000           131,000
Capital distributions from unconsolidated joint venture...............            24,000           169,000
Purchase of furniture, fixtures, and equipment........................           (17,000)          (82,000)
                                                                            ------------      ------------
     Net cash provided by (used in) investing activities..............          (457,000)          (99,000)

FINANCING ACTIVITIES
Principal payments on note payable to other...........................                --       (10,500,000)
Proceeds from bank borrowings.........................................        77,143,000        56,217,000
Principal payments on bank borrowings.................................       (53,884,000)      (67,504,000)
Advances to affiliate.................................................           (62,000)          (57,000)
Repayment of advances to affiliate....................................            63,000            68,000
Net decrease in deferred offering costs...............................           115,000           115,000
Reacquisition of the Company's common stock...........................          (315,000)               --
                                                                            ------------      ------------
     Net cash provided by (used in) financing activities..............        23,060,000       (21,661,000)
                                                                            ------------      ------------

(Decrease) in cash....................................................        (5,284,000)       (2,322,000)
Cash and cash equivalents (restricted) at beginning of period.........         6,147,000         7,855,000
                                                                            ------------      ------------
Cash and cash equivalents (restricted) at end of period...............      $    863,000      $  5,533,000
                                                                            ------------      ------------
                                                                            ------------      ------------

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

            Certain amounts in the consolidated statements of income for the three and six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

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

            In June 1996, the Company formed Schuler Homes of California, Inc., a wholly-owned California corporation, for the development and sale of homes in California.


2.          Notes Receivable

            Notes receivable consist primarily of notes receivable on seller financed sales (recorded in accordance with FASB Statement 66, "Accounting for Sales of Real Estate") of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to homebuyers who purchased homes as part of the Company's "zero-down" sales program. Sales and profit recognition on such transactions are deferred until the down payment requirement for sales recognition is met.


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

            The estimates of future cash flows require significant judgment relating to the level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and level of consumer confidence in Hawaii's economy, among other items. Accordingly, there exists at any date, a reasonable possibility that changes in estimates will occur in subsequent periods.

            During the quarterly period ended June 30, 1996, the Company recognized an impairment loss of $23,910,000, primarily related to
            (a) an increase in completed inventories due to the substantial completion of a high-rise project and (b) the decline experienced by the Company during the quarter in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects, on some of which, impairment losses were recognized in 1995.

            Approximately $52,289,000 of total inventory at June 30, 1996 represents completed inventory. The remaining inventory represents construction in progress and land held for future development.


4.          Notes Payable to Bank

            At June 30, 1996, $49,960,000 of the Company's line of credit is unused, of which $702,000 is restricted as to withdrawal for project expenses and $209,000 is restricted as to withdrawal for outstanding but unused letters of credit.

            In March 1996, the Company executed a new Credit Agreement, which replaced the $50,000,000 line of credit with a $110,000,000 unsecured revolving line of credit facility on March 29, 1996. The facility expires on July 1, 1998 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6 month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of June 30, 1996, the Company met such financial ratios and covenants.

            The Company paid interest (relating to notes payable to bank and the convertible subordinated debentures) of approximately $1,006,000 during the quarter ended June 30, 1996. Interest incurred and capitalized to real estate inventories during the quarter ended June 30, 1996 was approximately $2,071,000. The difference between the amount of interest paid and the amount capitalized is comprised of accrued interest payable.


5.          Related Party Transactions

            The Company charged $24,000 for the quarter ended June 30, 1996 to James K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At June 30, 1996, the $24,000 was included in Amount due from affiliate. Subsequent to June 30, 1996, the receivable was paid in full.


6.          Income Taxes

            During the three months ended June 30, 1996, the Company paid income taxes of $310,000.

            The primary component of the Company's deferred income taxes at June 30, 1996 is a result of the inventory impairment loss recognized for financial reporting purposes during the quarterly period ended June 30, 1996 but not deducted for tax purposes (Note
            3).

7.          Commitments and Contingencies

            The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

            In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners at Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company is currently evaluating the merits of the complaint. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

            During June 1996, the Company entered into a contract to purchase for approximately $2,500,000, land for residential development, subject to certain contingencies. In August 1996, the contingencies were removed and the Company committed to purchase the land.


8.          Net Income Per Share

            Primary earnings per share for the quarter and six-month period ended June 30, 1996 were computed using the weighted average number of common shares outstanding during the periods of 20,865,307 and 20,869,742, respectively. Primary earnings per share for the quarter and six-month period ended June 30, 1995 were computed using the weighted average number of common shares outstanding during the periods of 20,874,177.

            Fully diluted earnings per share for the quarter and six-month period ended June 30, 1995 were computed by adding to net income the interest charges of $242,000 and $611,000 (net of related income taxes), respectively, applicable to convertible subordinated debentures, and dividing by 23,508,167, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation for the three and six months ended June 30, 1996 resulted in amounts less than the primary net loss per share. Accordingly, the primary net loss per share is also presented as the fully diluted net loss per share.


9.          Treasury Stock

            In May 1996, the Company adopted a stock repurchase program to reacquire up to an aggregate of $5,000,000 of its outstanding common stock through December 31, 1996. During the quarterly period ended June 30, 1996, the Company repurchased 45,400 shares at a cost of $315,000.

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


OVERVIEW

            For the quarter ended June 30, 1996, sales of residential real estate increased to $29.8 million from sales of $26.8 million during the 1995 second quarter. During the 1996 second quarter, the Company posted a net loss of $13.1 million, which includes a non-cash after-tax charge of $14.6 million in conjunction with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FASB Statement No. 121). The Company posted net income of $3.0 million during the 1995 second quarter.

            For the first half of 1996, the Company reported sales of residential real estate of $49.8 million, a decrease from sales of $63.4 million during the first half of 1995. Net loss was $12.1 million or $0.58 per share during the six months ended June 30, 1996, as compared to net income of $7.6 million or $0.35 per share during the same period in the prior year.

            Excluding the impact of the inventory impairment loss in the second quarter of 1996, net income was $1.5 million or $0.07 per share during the second quarter of 1996 and $2.5 million or $0.12 per share during the first half of 1996.

            Aside from the inventory impairment loss, the financial results for the second quarter of 1996 as compared to the second quarter of 1995 reflect a higher cost of residential real estate sold as a percentage of sales, offset in part by more closings of home sales and higher average sales prices of home sales closed. Cost of residential real estate sold as a percentage of sales increased to 80.5% in the second quarter of 1996 from 73.8% in the second quarter of 1995, approximately half of the increase being attributable to an increased level of price discounts to homebuyers, with the remainder attributable to higher construction and inventory carrying costs. Sales and marketing costs represented approximately 7.6% and 6.0% of sales during the second quarters of 1996 and 1995, respectively. The Company anticipates that this increased level of costs will continue to affect its operating results throughout the balance of 1996.

            During the first quarter of 1996, the rate of new home sales experienced by the Company improved over the sales rate experienced during the latter part of 1995. However, during the second quarter of 1996, the Company experienced a decline in the rate of new home sales contracts entered into, as compared to the preceding quarter. If sales rates persist at their current levels or decline, the Company's financial results in 1996 will be adversely affected by fewer closings of homes sales, lower revenues and continued pressure on margins as compared to the Company's 1995 financial results. In particular, as a result of the slow home sales rates experienced in the second quarter of 1996, the Company believes that the number of home sales closed, revenues and net income for the third quarter of 1996 will be below the levels achieved in the second quarter of 1996, exclusive of the second quarter FASB Statement No. 121 non-cash charge.

            The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented. Certain amounts in the consolidated statement of income for the three and six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation.


                                            Three Months Ended June 30,   Percentage Change in
                                            ---------------------------    Dollar Amounts From
                                                 1996            1995         1995 to 1996
                                                 ----            ----         ------------
Residential real estate sales...........        100.0%          100.0%            11.4%

Costs and expenses
     Residential real estate sales......         80.5            73.8             21.6
     Inventory impairment loss..........         80.2              --              N/A
     Selling and commissions............          7.6             6.0             40.8
     General and administrative.........          3.7             3.8             10.7
                                                -----           -----
        Total costs and expenses........        172.0            83.6            129.3

Income from unconsolidated
   joint ventures.......................          0.0             1.3            (96.5)
                                                -----           -----

Operating income (loss).................        (72.0)           17.7           (554.0)

Other income............................          0.1             0.4            (64.6)
                                                -----           -----

Income (loss) before provision for
        income taxes....................        (71.9)           18.1           (542.5)
Provision for income taxes..............        (28.0)            7.1           (542.9)
                                                -----           -----
Net income (loss).......................        (43.9)%          11.0%          (542.3)
                                                -----           -----
                                                -----           -----


                                              Six Months Ended June 30,   Percentage Change in
                                            ---------------------------    Dollar Amounts From
                                                 1996            1995         1995 to 1996
                                                 ----            ----         ------------
Residential real estate sales...........        100.0%          100.0%           (21.5)%

Costs and expenses
     Residential real estate sales......         80.8            73.2            (13.4)
     Inventory impairment loss..........         48.0              --              N/A
     Selling and commissions............          7.6             5.3             13.4
     General and administrative.........          4.1             3.1              1.8
                                                -----           -----
        Total costs and expenses........        140.5            81.6             35.1

Income from unconsolidated
   joint ventures.......................          0.2             1.0            (84.8)
                                                -----           -----

Operating income (loss).................        (40.3)           19.4           (263.8)

Other income............................          0.4             0.3             (7.8)
                                                -----           -----

Income (loss) before provision for
        income taxes....................        (39.9)           19.7            (259.3)
Provision for income taxes..............        (15.6)            7.7            (259.4)
                                                -----           -----
Net income (loss).......................        (24.3)%          12.0%           (259.2)
                                                -----           -----
                                                -----           -----

                                       11

RESULTS OF OPERATIONS

SALES OF RESIDENTIAL REAL ESTATE

     The Company's sales of residential real estate (revenues) for the quarter ended June 30, 1996 were approximately $29.8 million as compared to approximately $26.8 million during the quarter ended June 30, 1995. This represents an increase of approximately $3.0 million or 11.4%.

     This increase in revenues is attributable to an increased number of home sales closed at higher average home sales prices. Including joint venture project closings, the Company closed a total of 153 sales during the quarter ended June 30, 1996, compared to the closing of 141 sales during the quarter ended June 30, 1995, respectively. Excluding joint venture projects, the closings of 125 units at an average sales price of $239,000 were included in revenues recognized during the quarter ended June 30, 1996, as compared to 118 closings at an average sales price of $227,000 during the quarter ended June 30, 1995. In the second quarter of 1996, sales and profit recognition on 17 homes sold pursuant to the Company's "zero-down" sales program was deferred until the down payment requirement for sales recognition is met.

     The Company's notes receivable increased by $331,000 during the second quarter of 1996 primarily as a result of second mortgages provided by the Company to homebuyers who purchased homes as part of the Company's "zero-down" sales program. To the extent the Company provides financing to purchasers of its homes and residential lots, it becomes subject to the risks inherent with such practices, including possible defaults by the purchasers. At June 30, 1996, the Company had approximately $1.7 million of customer financing outstanding from 28 buyers.

     The Company's sales of residential real estate (revenues) were $49.8 million for the six months ended June 30, 1996 compared to $63.4 million during the same period in 1995. Excluding joint venture projects, included in revenues for the first half of 1996 were 211 closings at an average sales price of $236,000 compared to 272 closings at an average sales price of $233,000 in the first half of 1995.

     The difference in the average sales price of homes closed during the second quarter and first half of 1996 as compared to the second quarter and first half of 1995, primarily relates to the different mix of projects in which closings occurred during the corresponding periods, and increases in sales price discounts allowed in order to stimulate home sales activity.

     During the first quarter of 1996, the rate of new home sales experienced by the Company improved over the sales rate experienced during the latter part of 1995. However, during the second quarter of 1996, the Company experienced a decline in the rate of new home sales contracts entered into, as compared to the preceding quarter. If sales rates persist at their current levels or decline, the Company's financial results in 1996 will be adversely affected by fewer closings of homes sales, lower revenues and continued pressure on margins as compared to the Company's 1995 financial results. In particular, as a result of the slow home sales rates experienced in the second quarter of 1996, the Company believes that the number of home sales closed, revenues and net income for the third quarter of 1996 will be below the levels achieved in the second quarter of 1996, exclusive of the second quarter FASB Statement No. 121 non-cash charge. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

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

     Cost of residential real estate sales increased to approximately $24.0 million during the quarter ended June 30, 1996 from approximately $19.8 million during the same period in 1995, representing an increase of approximately $4.2 million or 21.6%. This increase in the second quarter of 1996 as compared to the second quarter of 1995 is the result of more closings of home sales and a higher cost of residential real estate sales as a percentage of sales.

     Cost of residential real estate sales as a percentage of sales increased to 80.5% in the first quarter of 1996 from 73.8% in the second quarter of 1995, approximately half of the increase being attributable to an increased level of price discounts to homebuyers, with the remainder attributable to higher construction and inventory carrying costs. The Company anticipates this increased level of costs will continue to affect its operating results in future periods and no assurances can be given that costs will not increase to even greater levels than reached in the past.

     The cost of residential real estate sold decreased from approximately $46.4 million during the six months ended June 30, 1995 to approximately $40.2 million during the same period in 1996, representing a decrease of approximately $6.2 million or 13.4%. The decrease reflects the lower number of sales closed, partially offset by a higher cost of the units closed as a percentage of sales.

     The cost of residential real estate sold as a percentage of sales increased from 73.2% for the six months ended June 30, 1995 to 80.8% for the six months ended June 30, 1996. The increase in the cost of residential real estate sold as a percentage of sales was primarily due to the same factors mentioned above, which caused the increase in the cost of residential real estate sold as a percentage of sales from the second quarter of 1995 to the second quarter of 1996.

     Total interest incurred during each of the quarters ended June 30, 1996 and 1995 was approximately $2.1 million and $1.3 million, respectively. Substantially all amounts incurred were capitalized to development projects. Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project.

     Average debt outstanding was approximately $120.3 million and $74.4 million during the second quarters of 1996 and 1995, respectively. The Company's average interest rate on its debt for the quarters ended June 30, 1996 and 1995 was approximately 6.9% and 7.0%, respectively. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.


COSTS AND EXPENSES - INVENTORY IMPAIRMENT LOSS

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

     The estimates of future cash flows require significant judgment relating to the level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and level of consumer confidence in Hawaii's economy, among other items. Accordingly, there exists at any date, a reasonable possibility that changes in estimates will occur in subsequent periods.

     The financial results for the second quarter of 1996 included a non-cash charge pursuant to FASB Statement No. 121. The FASB Statement No. 121 non-cash charge had a net after-tax impact of $14.6 million or $0.70 per share in the second quarter of 1996, resulting in a net after-tax loss of $13.1 million or $0.63 per share for the quarter and a net loss of $12.1 million or $0.58 per share for the six month period. The second quarter 1996 charge relates principally to the Company's completed inventories at June 30, 1996. While the Company has been working to reduce completed inventories in its projects, the current real estate environment and other factors dictate that the Company adopt a more conservative outlook with respect to the future performance of its currently completed inventories.

     The Company's completed inventories increased during the second quarter of 1996 primarily due to the substantial completion of the second high-rise building at the Company's Country Club Village project located in Salt Lake on Oahu. The Company has postponed the construction of the third and last high-rise building in order to reduce completed inventories in this project in the future.


COST AND EXPENSES - SELLING AND COMMISSIONS

     Sales and marketing costs represented approximately 7.6% and 6.0% of sales of residential real estate during the quarters ended June 30, 1996 and 1995, respectively. Such costs represented approximately 7.6% and 5.3% of residential real estate sales during the 6 months ended June 30, 1996 and 1995, respectively. The increase is a result of increases in sales incentives offered to buyers, and general increases in sales and marketing costs, specifically relating to higher commissions and advertising costs incurred.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and administrative expenses increased by $108,000 or 10.7% during the second quarter of 1996 and by $36,000 or 1.8% during the first half of 1996 as compared to the same periods in 1995 primarily due to increased insurance and payroll costs. As a percentage of sales, general and administrative expense decreased from 3.8% during the quarter ended June 30, 1995 to 3.7% during the quarter ended June 30, 1996, which reflects the higher number of sales closed during the 1996 second quarter, as compared to the same period in 1995. As a percentage of sales, general and administrative expense increased from 3.1% during the first half of 1995 to 4.1% during the first half of 1996, which reflects the lower number of sales closed during the first half of 1996, as compared to the first half of 1995.


INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from unconsolidated joint ventures primarily represents the Company's 50% interest in the operations of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively. The decrease in this income during the first half of 1995 to the same period in 1996 is primarily the result of the closing of fewer homes during the first half of 1996 as compared to the comparable period in 1995, and lower profit margins realized for the Iao Parkside project during the first half of 1996 as compared to the first half of 1995, due to increases in construction and sales and marketing costs.


OTHER INCOME

     Other income is primarily composed of interest income earned on cash balances and notes receivable. The decrease in other income from $113,000 in the second quarter of 1995 to $40,000 in the second quarter of 1996 is primarily due to lower cash balances in the second quarter of 1996.


PROVISION (CREDIT) FOR INCOME TAXES

     The Company's effective income tax rate for the second quarters of 1996 and 1995 was 39%.

     The FASB Statement No. 121 inventory impairment loss of $23.9 million ($14.6 million after-tax) is not currently deductible for tax purposes, producing an increase in deferred taxes of $9.3 million during the second quarter of 1996.


VARIABILITY OF RESULTS

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income. For example, the Company's sales of residential real estate for the first and second quarters of 1996 were $20.0 million and $29.8 million, respectively, while net income for the 1996 first quarter was $948,000 and net loss for the 1996 second quarter was $13.1 million (net of a $14.6 million after-tax charge relating to FASB Statement No.
121).  In addition, the Company's  sales
of residential real estate for each of the four quarters ended December 31, 1995, ranged from approximately $26.8 million to $39.5 million and for each of the four quarters ended December 31, 1994, ranged from approximately $36.0 million to $80.8 million. The Company's net income (loss) for each of the four quarters ended December 31, 1995, ranged from a loss of approximately $3.1 million (after giving effect to a $5.7 million after-tax charge relating to FASB Statement No. 121 in the fourth quarter of 1995) to net income of $4.7 million and for each of the four quarters ended December 31, 1994, net income ranged from approximately $6.3 million to $8.9 million. Factors that contribute to variability of the Company's results include: (i) the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; (ii) the Company's ability to continue to acquire additional land on favorable terms for future developments; (iii) the condition of Hawaii's real estate market and Hawaii's economy in general; (iv) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (v) cost of material and labor; and (vi) delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

     The Company has from time to time considered its possible expansion into selected residential housing markets of the United States mainland and into certain foreign countries and into other homebuilding related industries.
The Company has and would consider the acquisition of or joint venture with an existing company, as well as its own acquisition and development of homebuilding projects in certain areas, in order to facilitate its possible expansion. In June 1996, the Company formed Schuler Homes of California, Inc., a wholly-owned California corporation, for the development and sale of homes in California. In August, 1996, the Company committed to the purchase of a parcel of land in California for $2.5 million. The Company has no experience in the development of homes in California. Accordingly, no assurances can be given that the Company will be able to successfully establish operations in California or elsewhere outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.

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

     The following table sets forth the Company's backlog (for both homes and residential lots) at June 30, 1996 and 1995.

                                        June 30, 1996             June 30, 1995
                                    ---------------------     -----------------------
                                               Aggregate                   Aggregate
                                    Number    Sales Value     Number      Sales Value
                                    -----    ------------     ------      -----------
Homes...........................     160     $37,573,000       224        $54,097,000
Lots............................       9       1,250,000        17          2,594,000
                                     ---     -----------       ---        -----------
                                     169     $38,823,000       241        $56,691,000
                                     ---     -----------       ---        -----------
                                     ---     -----------       ---        -----------

     The Company has observed an increase in its historical cancellation rates, which the Company believes to be attributable to uncertainty of prospective homebuyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

     The average sales prices of the homes comprising backlog at June 30, 1996 and 1995 were $235,000 and $242,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes all of the backlog of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the Company's two joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively.


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

     Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At June 30, 1996, the Company had bank notes payable of approximately $60.0 million. Peak outstanding debt, including bank borrowings and the Convertible Subordinated Debentures, during the quarter ended June 30, 1996 was $126 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of common stock, cash flow from operations, its available bank credit facilities and financing by the seller of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. To date, all of the Company's bank borrowings have been from First Hawaiian Bank. With the establishment of the new $110 million facility, the Company has expanded its banking relationships to include four major banks in addition to First
Hawaiian Bank. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

     During the first half of 1996, the Company advanced $3.1 million to Iao Partners, a joint venture in which the Company has a 50% interest, for the development of the Iao Parkside project. During the period, the Company was repaid $2.6 million, as the closing of home sales occurred.

     During April 1996, the Company purchased two parcels of land located in West Oahu for approximately $31 million, utilizing its line of credit. At July 31, 1996, the Company had bank notes payable of approximately $61.9 million.

     The Company currently has a commitment to purchase a parcel of land for approximately $2.5 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcel. The Company intends to consummate the purchase of the land parcel in late 1996. However, no assurances can be given that the purchase will be completed or that the land under purchase option will be acquired.

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

     In May 1996, the Company adopted a stock repurchase program to reacquire up to an aggregate of $5,000,000 of its outstanding common stock through December 31, 1996. During the quarterly period ended June 30, 1996, the Company repurchased 45,400 shares at a cost of $315,000.

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


     In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners at Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company is currently evaluating the merits of the complaint. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

Items 2 and 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Company held an Annual Meeting of Stockholders on May 20, 1996.

(b)  At the Annual Meeting of Stockholders, the following director was elected:

          Bert T. Kobayashi

(c) At the Annual Meeting of Stockholders, the following matters were voted upon:

     (1) A proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year 1996.

           Affirmative votes:  19,070,127
           Negative votes:  5,900
           Abstain:  700

     (2)  A proposal to elect Bert T. Kobayashi to the board of directors.

           Affirmative votes:  19,001,992
           Withhold authority:  74,735

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

           EXHIBIT NUMBER            DOCUMENT DESCRIPTION
           --------------            --------------------

               10.1 Contract for Purchase and Sale of Real Property between the Company and Investek Properties Company, LLC, dated June 19, 1996.

               27.1                  Financial Data Schedule.

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended June 30, 1996.

                               SCHULER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     SCHULER HOMES, INC.


Date:  August 12, 1996               By:  /s/ James K. Schuler
                                          -------------------------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date:  August 12, 1996               By:  /s/ Pamela S. Jones
                                          -------------------------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and
                                          Director (principal financial officer)



Date:  August 12, 1996               By:  /s/ Douglas M. Tonokawa
                                          -------------------------------------
                                          Douglas M. Tonokawa
                                          Vice President of Finance,
                                          Chief Accounting Officer
                                          (principal accounting officer)

                                  EXHIBIT INDEX



           EXHIBIT NUMBER            DOCUMENT DESCRIPTION
           --------------            --------------------

               10.1 Contract for Purchase and Sale of Real Property between the Company and Investek Properties Company, LLC, dated June 19, 1996.

               27.1                  Financial Data Schedule.