Form 10-Q/A
period 1996-06-30
SCHULER HOMES INC
filed 1996-08-27
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A




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

     The following table sets forth the Company's backlog (for both homes and residential lots) at June 30, 1996 and 1995.

                                        June 30, 1996             June 30, 1995
                                    ---------------------     -----------------------
                                               Aggregate                   Aggregate
                                    Number    Sales Value     Number      Sales Value
                                    -----    ------------     ------      -----------
Homes...........................     149     $35,025,000       224        $54,097,000
Lots............................       6         978,000        17          2,594,000
                                     ---     -----------       ---        -----------
                                     155     $36,003,000       241        $56,691,000
                                     ---     -----------       ---        -----------
                                     ---     -----------       ---        -----------

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



                                     SCHULER HOMES, INC.


Date:  August 27, 1996               By:  /s/ James K. Schuler
                                          -------------------------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date:  August 27, 1996               By:  /s/ Pamela S. Jones
                                          -------------------------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and
                                          Director (principal financial officer)



Date:  August 27, 1996               By:  /s/ Douglas M. Tonokawa
                                          -------------------------------------
                                          Douglas M. Tonokawa
                                          Vice President of Finance,
                                          Chief Accounting Officer
                                          (principal accounting officer)

                                  EXHIBIT INDEX



           EXHIBIT NUMBER            DOCUMENT DESCRIPTION
           --------------            --------------------

               10.1* Contract for Purchase and Sale of Real Property between the Company and Investek Properties Company, LLC, dated June 19, 1996.

               27.1*                 Financial Data Schedule.


- -------------
*NOTE: The above exhibits were filed with the Form 10-Q for the quarterly period ended June 30, 1996 and thus are not filed as part of this Form 10-Q/A for the quarterly period ended June 30, 1996.