Form 10-Q
period 1996-09-30
SCHULER HOMES INC
filed 1996-11-13
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number  0-19891

                                 SCHULER HOMES, INC.
                (Exact name of registrant as specified in its charter)

                     Delaware                               99-0293125
          (State or jurisdiction of                         (I.R.S. employer
          incorporation or organization)                    identification no.)

                           828 Fort Street Mall, Suite 400
                             Honolulu, Hawaii  96813-4321
                 (Address of principal executive offices)(Zip code)

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

         YES   X                                                     NO
              ---                                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Outstanding at
        Class of Common Stock                         October 31, 1996
        ---------------------                         ----------------
           $.01 par value                                 20,100,177

                                 SCHULER HOMES, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Review Report..........................    3

         Consolidated Balance Sheets - September 30, 1996 and
               December 31, 1995.........................................    4

         Consolidated Statements of Income - Three and nine months
               ended September 30, 1996 and 1995.........................    5

         Consolidated Statements of Cash Flows - Nine
               months ended September 30, 1996 and 1995..................    6

         Notes to Consolidated Financial Statements......................    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................   10

PART II. OTHER INFORMATION...............................................   19

SIGNATURES...............................................................   20

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                                 ERNST & YOUNG LLP


Honolulu, Hawaii
November 6, 1996

                                 SCHULER HOMES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                    September         December
                                                     30,1996          31, 1995
                                                    ---------         --------
                                                   (unaudited)
ASSETS
Cash and cash equivalents....................... $    488,000      $  6,147,000
Receivables.....................................      778,000           960,000
Prepaid income taxes............................    1,828,000           557,000
Amount due from affiliate (Note 5)..............       27,000            25,000
Real estate inventories (Note 3)................  245,230,000       246,478,000
Investments in unconsolidated joint ventures....   11,302,000        11,390,000
Deposits........................................      160,000         1,001,000
Deferred offering costs.........................    1,456,000         1,628,000
Notes receivables (Note 2)......................    2,803,000         1,329,000
Deferred income taxes (Note 6)..................    8,295,000         1,818,000
Other assets....................................    1,238,000         1,009,000
                                                 ------------      ------------
Total assets.................................... $273,605,000      $272,342,000
                                                 ------------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable................................ $    573,000      $  1,013,000
Accrued expenses................................    3,557,000         3,197,000
Notes payable to bank (Note 4)..................   54,765,000        36,781,000
6-1/2% convertible subordinated debentures
 due 2003.......................................   57,500,000        57,500,000
                                                -------------      ------------
Total liabilities...............................  116,395,000        98,491,000

Commitments and contingencies (Notes 4 and 7)

Stockholders' equity :
    Common stock, $.01 par value; 30,000,000
     shares authorized; 20,874,177 shares
     issued at September 30, 1996 and
     December 31, 1995..........................      209,000           209,000
    Additional paid-in capital..................   93,096,000        93,096,000
    Retained earnings...........................   68,905,000        80,546,000
    Treasury stock, at cost; 774,000 shares at
     September 30, 1996 (Note 9)................   (5,000,000)               --
                                                 ------------      ------------
Total stockholders' equity......................  157,210,000       173,851,000
                                                 ------------      ------------
Total liabilities and stockholders' equity...... $273,605,000      $272,342,000
                                                 ------------      ------------

                               See accompanying notes.

                                 SCHULER HOMES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME


                                                              Three months ended                      Nine months ended
                                                                 September 30,                           September 30,
                                                              ------------------                      -----------------
                                                           1996                1995                1996                1995
                                                           ----                ----                ----                ----
                                                                  (unaudited)                             (unaudited)

Residential real estate sales......................... $21,953,000        $29,975,000         $ 71,738,000         $93,356,000

Cost and expense
    Residential real estate sales.....................  18,122,000         22,567,000           58,345,000          68,997,000
    Inventory impairment loss (Note 3)................          --                 --           23,910,000                  --
    Selling and commissions...........................   2,042,000          1,998,000            5,848,000           5,353,000
    General and administrative........................   1,061,000          1,019,000            3,088,000           3,010,000
                                                       -----------        -----------          -----------         -----------
        Total costs and expenses......................  21,225,000         25,584,000           91,191,000          77,360,000

Income from unconsolidated joint ventures.............      14,000            221,000              114,000             879,000
                                                       -----------        -----------          -----------         -----------
Operating income (loss)...............................     742,000          4,612,000          (19,339,000)         16,875,000

Other income..........................................      45,000            127,000              246,000             345,000
                                                       -----------        -----------          -----------         -----------
   Income (loss) before provision for income taxes....     787,000          4,739,000          (19,093,000)         17,220,000
Provision (credit) for income taxes...................     302,000          1,848,000           (7,452,000)          6,714,000
                                                       -----------        -----------          -----------         -----------
   Net income (loss).................................. $   485,000        $ 2,891,000         $(11,641,000)        $10,506,000
                                                       -----------        -----------          -----------         -----------
Net income (loss) per share:

Primary............................................... $      0.02        $      0.14         $      (0.56)        $      0.51
                                                       -----------        -----------          -----------         -----------
   Fully diluted...................................... $      0.02        $      0.14         $      (0.56)        $      0.49
                                                       -----------        -----------          -----------         -----------


                               See accompanying notes.

                                 SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine months ended September 30,
                                                                           -------------------------------
                                                                               1996                1995
                                                                               ----                ----
                                                                                      (unaudited)
OPERATING ACTIVITIES
Net income (loss)....................................................     $(11,641,000)        $10,506,000
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
Depreciation and amortization expense................................          142,000              96,000
Income from unconsolidated joint venture (undistributed).............         (144,000)           (970,000)
Sales financed by Company............................................          (86,000)           (127,000)
Principal payments of notes receivable...............................          130,000             318,000
Changes in assets and liabilities:
     Decrease in receivables.........................................          182,000          40,391,000
    (Increase) in prepaid income taxes...............................       (1,271,000)           (612,000)
    (Increase) decrease in deposits..................................          841,000            (911,000)
    (Increase) decrease in real estate inventories...................        1,465,000         (28,828,000)
    (Increase) in other assets.......................................         (332,000)            (25,000)
    (Decrease) in accounts payable...................................         (440,000)            (42,000)
    (Decrease) in accrued expenses...................................       (1,375,000)         (2,699,000)
    (Decrease) in contract restructuring cost payable................               --          (7,979,000)
    Change in deferred income taxes..................................       (6,477,000)          3,198,000
                                                                          ------------         -----------
Net cash provided by (used in) operating activities..................      (19,006,000)         12,316,000

INVESTING ACTIVITIES
Investments in unconsolidated joint ventures.........................               --            (157,000)
Advances to unconsolidated joint venture.............................       (3,765,000)           (216,000)
Repayments of advances to unconsolidated joint venture...............        3,882,000             240,000
Capital distributions from unconsolidated joint venture..............          115,000             259,000
Purchase of furniture, fixtures, and equipment.......................          (39,000)           (136,000)
                                                                          ------------         -----------
    Net cash provided by (used in) investing activities..............          193,000             (10,000)

FINANCING ACTIVITIES
Principal payments on note payable to other..........................               --         (14,583,000)
Proceeds from bank borrowings........................................       97,158,000          89,810,000
Principal payments on bank borrowings................................      (79,174,000)        (89,219,000)
Advances to affiliate................................................          (89,000)            (85,000)
Repayment of advances to affiliate...................................           87,000              95,000
Net decrease in deferred offering costs..............................          172,000             172,000
Reacquisition of the Company's common stock..........................       (5,000,000)                 --
                                                                          ------------         -----------
    Net cash provided by (used in) financing activities..............       13,154,000         (13,810,000)
                                                                          ------------         -----------
(Decrease) in cash...................................................       (5,659,000)         (1,504,000)
Cash and cash equivalents (restricted) at beginning of period........        6,147,000           7,855,000
                                                                          ------------         -----------
Cash and cash equivalents (restricted) at end of period..............     $    488,000        $  6,351,000
                                                                          ------------         -----------


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

    Certain amounts in the consolidated statements of income for the three and nine months ended September 30, 1995 have been reclassified to conform to the 1996 presentation.

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

    In June 1996, the Company formed Schuler Homes of California, Inc., a wholly-owned California corporation, for the development and sale of homes
    in California.   In August 1996, the Company formed Schuler Homes of
    Washington, Inc., a wholly-owned Washington corporation, for the development and sale of homes in the state of Washington. In October 1996, the Company formed Schuler Homes of Oregon, Inc., a wholly-owned Oregon corporation, for the development and sales of homes in Oregon.


2.  Notes Receivable

    Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to homebuyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is met. Revenue and gross profit deferred on such transactions during the three month period ended September 30, 1996 was $5,499,000 and $772,000, respectively. Cumulative revenue and gross profit deferred on such transactions as of September 30, 1996 are $8,661,000 and $1,236,000, respectively. Cash of $6,619,000 was received from buyers' third party lenders in connection with "zero-down" sales during the nine months ended September 30, 1996.


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

    Approximately $89,604,000 of total inventory at September 30, 1996 represents completed inventory. The remaining inventory represents construction in progress and land held for future development.


4.  Notes Payable to Bank

    At September 30, 1996, $55,235,000 of the Company's line of credit is unused, of which $700,000 is restricted as to withdrawal for project expenses and $209,000 is restricted as to withdrawal for outstanding but unused letters of credit.

    In March 1996, the Company executed a new Credit Agreement, which replaced the $50,000,000 line of credit with a $110,000,000 unsecured revolving line of credit facility on March 29, 1996. The facility expires on July 1, 1998 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6 month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. In October 1996, the Company entered into an interest rate swap to pay a LIBOR rate of 5.89% (fixed for 5 years) on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR rate. However, if the one-month LIBOR rate resets at or above 8%, the swap reverses for that payment period and no interest payments are exchanged. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.
    As of September 30, 1996, the Company met such financial ratios and covenants.

    The Company paid interest (relating to notes payable to bank and the convertible subordinated debentures) of approximately $2,996,000 during the quarter ended September 30, 1996. Interest incurred and capitalized to real estate inventories during the quarter ended September 30, 1996 was approximately $2,036,000. The difference between the amount of interest paid and the amount capitalized is comprised of accrued interest payable at June 30, 1996, which was paid during the quarter.


5.  Related Party Transactions

    The Company charged $27,000 for the quarter ended September 30, 1996 to James K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At September 30, 1996, the $27,000 was included in Amount Due From Affiliate. Subsequent to September 30, 1996, the receivable was paid in full.


6.  Income Taxes

    During the three months ended September 30, 1996, the Company paid income taxes of $25,000.

    The primary component of the Company's deferred income taxes at September 30, 1996 is a result of inventory impairment losses recognized for financial reporting purposes during periods prior to their deduction for tax purposes.

7.  Commitments and Contingencies

    The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

    In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company is currently evaluating the merits of the complaint. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

    At September 30, 1996, the Company had under contract to purchase for approximately $8,514,000, land for future residential development.


8.  Net Income Per Share

    Primary earnings per share for the quarter and nine-month period ended September 30, 1996 were computed using the weighted average number of common shares outstanding during the periods of 20,495,780 and 20,745,088, respectively. Primary earnings per share for the quarter and nine-month period ended September 30, 1995 were computed using the weighted average number of common shares outstanding during the periods of 20,874,177.

    Fully diluted earnings per share for the quarter and nine-month period ended September 30, 1995 were computed by adding to net income the interest charges of $288,000 and $899,000 (net of related income taxes), respectively, applicable to convertible subordinated debentures, and dividing by 23,508,167, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation for the three and nine months ended September 30, 1996 resulted in amounts less than the primary net income (loss) per share. Accordingly, the primary net income (loss) per share is also presented as the fully diluted net income (loss) per share.


9.  Treasury Stock

    In May 1996, the Company adopted a stock repurchase program to reacquire up to an aggregate of $5,000,000 of its outstanding common stock through December 31, 1996. During the quarterly period ended September 30, 1996, the Company completed its repurchase of 774,000 shares at a cost of $5,000,000.

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


OVERVIEW

    For the quarter ended September 30, 1996, the Company recorded sales of residential real estate of $21.9 million as compared to sales of $30 million during the 1995 third quarter. During the 1996 third quarter, the Company posted net income of $485,000, compared to net income of $3.0 million during the 1995 third quarter.

    For the first nine months of 1996, the Company reported sales of residential real estate of $71.7 million, a decrease from sales of $93.4 million during the first nine months of 1995. Net loss was $11.6 million or $0.56 per share during the nine months ended September 30, 1996, which included the impact of a FASB Statement No. 121 non-cash charge taken earlier this year, as compared to net income of $10.5 million or $0.49 per share during the same period in the prior year. Excluding the impact of the FASB Statement No. 121 charge, the results of operations for the nine months ended September 30, 1996 were net income of $2.9 million or $0.14 per share.

    The financial results for the third quarter of 1996 as compared to the third quarter of 1995 reflect a higher cost of residential real estate sold as a percentage of sales. Cost of residential real estate sold as a percentage of sales increased to 82.5% in the third quarter of 1996 from 75.3% in the third quarter of 1995, approximately half of the increase being attributable to an increased level of price discounts to homebuyers, with the remainder attributable to higher construction and inventory carrying costs. Sales and marketing costs represented approximately 9.3% and 6.7% of sales during the third quarters of 1996 and 1995, respectively. The Company anticipates that this increased level of costs will continue to affect its operating results throughout the balance of 1996 and in 1997.

    During the first quarter of 1996, the rate of new home sales experienced by the Company improved over the sales rate experienced during the latter part of 1995. However, during the second and third quarters of 1996, the Company experienced a decline in the rate of new home sales contracts entered into, as compared to the first quarter of 1996. The Company believes that financial results in 1996 have been and will continue to be adversely affected by fewer closings of homes sales, lower revenues and continued pressure on margins as compared to the Company's 1995 financial results. In particular, as a result of the slow home sales rates experienced in the third quarter of 1996, the Company believes that the number of home sales closed, revenues and net income for the fourth quarter of 1996 will be below the levels achieved in the third quarter of 1996.

     The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented. Certain amounts in the consolidated statement of income for the three and nine months ended September 30, 1995 have been reclassified to conform to the 1996 presentation.



                                                                            Percentage Change
                                                 Three months ended         in Dollar Amounts
                                                      Sept 30,                    From
                                                 1996           1995          1995 to 1996
                                                 ----           ----        -----------------
Residential real estate sales                   100.0%         100.0%            (26.8)%

Costs and expenses
    Residential real estate sales                82.5           75.3             (19.7)
    Selling and commissions                       9.3            6.7               2.2
    General and administrative                    4.9            3.4               4.1
                                                -----          -----
              Total costs and expenses           96.7           85.4             (17.0)

Income from unconsolidated joint ventures         0.1            0.7             (93.7)
                                                -----          -----
Operating income                                  3.4           15.3             (83.9)

Other income                                      0.2            0.4             (64.6)
                                                -----          -----
Income before provision for income taxes          3.6           15.7             (83.4)
Provision for income taxes                        1.4            6.0             (83.7)
                                                -----          -----
Net income                                        2.2%           9.7%            (83.2)
                                                -----          -----



                                                                            Percentage Change
                                                  Nine months ended         in Dollar Amounts
                                                      Sept 30,                    From
                                                 1996           1995          1995 to 1996
                                                 ----           ----        -----------------

Residential real estate sales                   100.0%         100.0%            (23.2)%

Costs and expenses
    Residential real estate sales                81.3           73.9             (15.4)
    Inventory impairment loss                    33.3            5.8               N/A
    Selling and commissions                       8.2             --               9.2
    General and administrative                    4.3            3.2               2.6
                                                -----          -----
              Total costs and expenses          127.1           82.9              17.9

Income from unconsolidated joint ventures         0.2            0.9             (87.0)
                                                -----          -----
Operating income (loss)                         (26.9)          18.0            (214.6)

Other income                                      0.3            0.4             (28.7)
                                                -----          -----
Income (loss) before provision for income taxes (26.6)          18.4            (210.9)
Provision (credit) for income taxes             (10.4)           7.2            (211.0)
                                                -----          -----
Net income (loss)                               (16.2)%         11.2%           (210.8)
                                                -----          -----

RESULTS OF OPERATIONS

SALES OF RESIDENTIAL REAL ESTATE

    The Company's sales of residential real estate (revenues) for the quarter ended September 30, 1996 were approximately $21.9 million as compared to approximately $30 million during the quarter ended September 30, 1995. This represents a decrease of approximately $8.1 million or 26.8%.

    This decrease in revenues is attributable to a decreased number of home sales closed for which revenues and profits were recognized. Including joint venture project closings, the Company closed a total of 129 sales during the quarter ended September 30, 1996, compared to the closing of 145 sales during the quarter ended September 30, 1995, respectively. Excluding joint venture projects, the closings of 93 units at an average sales price of $236,000 were included in revenues recognized during the quarter ended September 30, 1996, as compared to 127 closings at an average sales price of $236,000 during the quarter ended September 30, 1995. In the third quarter of 1996, revenue and profit recognition on 25 homes sold pursuant to the Company's "zero-down" sales program was deferred until the down payment requirement for revenue and profit
recognition is met.    Revenue and gross profit deferred on such transactions
during the three month period ended September 30, 1996 was $5.5 million and $0.8 million, respectively.

    The Company's notes receivable increased by $1.1 million during the third quarter of 1996 primarily as a result of second mortgages provided by the Company to homebuyers who purchased homes as part of the Company's "zero-down" sales program. To the extent the Company provides financing to purchasers of its homes and residential lots, it becomes subject to the risks inherent with such practices, including possible defaults by the purchasers. At September 30, 1996, the Company had approximately $2.8 million of customer financing outstanding from 54 buyers.

    The Company's sales of residential real estate (revenues) were $71.7 million for the nine months ended September 30, 1996 compared to $93.4 million during the same period in 1995. Excluding joint venture projects, included in revenues for the first nine months of 1996 were 304 closings at an average sales price of $236,000 compared to 399 closings at an average sales price of $234,000 in the first nine months of 1995. Revenue and gross profit deferred on 42 homes sold during the nine months ended September 30, 1996, pursuant to the Company's "zero-down" sales program was $8.7 million and $1.2 million, respectively.

    The average sales price of homes closed during the third quarter and first nine months of 1996 is reflective of increased sales price discounts allowed in order to stimulate home sales activity, offset by the different mix of projects in which closings occurred, as compared to the third quarter and first nine months of 1995.

        During the first quarter of 1996, the rate of new home sales experienced by the Company improved over the sales rate experienced during the latter part of 1995. However, during the second and third quarters of 1996, the Company experienced a decline in the rate of new home sales contracts entered into, as compared to the first quarter of 1996. The Company believes that its financial results in 1996 have been and will continue to be adversely affected by fewer closings of homes sales, lower revenues and continued pressure on margins as compared to the Company's 1995 financial results. In particular, as a result of the slow home sales rates experienced in the third quarter of 1996, the Company believes that the number of home sales closed, revenues and net income for the fourth quarter of 1996 will be below the levels achieved in the third quarter of 1996. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

    Hawaii's real estate market continues to face challenges as a result of Hawaii's economic environment. Hawaii's economy is recovering slowly. While tourism is showing some strength, the construction industry remains depressed and according to the U.S. Bureau of Labor Statistics, Honolulu reported an estimated 1.3% decline in jobs this past June compared to a year earlier. As a result, the Company anticipates continued pressure on margins and new home sales rates in Hawaii. In addition, increases in mortgage rates impact the homebuyer's ability to qualify for mortgage loans, which could adversely affect demand for new homes. Increases in mortgage rates may also reduce the sales price ceilings established on homes which are subject to governmentally imposed affordable housing requirements. The affordable prices are generally determined at a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria.


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

    Cost of residential real estate sales decreased to approximately $18.1 million during the quarter ended September 30, 1996 from approximately $22.5 million during the same period in 1995, representing a decrease of approximately $4.4 million or 19.7%. This decrease in the third quarter of 1996 as compared to the third quarter of 1995 is the result of a lower number of closings of home sales, offset in part by a higher cost of residential real estate sales as a percentage of sales.

    Cost of residential real estate sales as a percentage of sales increased to 82.5% in the third quarter of 1996 from 75.3% in the third quarter of 1995, approximately half of the increase being attributable to an increased level of price discounts to homebuyers, with the remainder attributable to higher construction and inventory carrying costs. The Company anticipates this increased level of costs will continue to affect its operating results in future periods and no assurances can be given that costs will not increase to even greater levels than reached in the past.

    The cost of residential real estate sold decreased from approximately $69 million during the nine months ended September 30, 1995 to approximately $58.3 million during the same period in 1996, representing a decrease of approximately $10.7 million or 15.4%. The decrease reflects the lower number of sales closed, partially offset by a higher cost of the units closed as a percentage of sales.

    The cost of residential real estate sold as a percentage of sales increased from 73.9% for the nine months ended September 30, 1995 to 81.3% for the nine months ended September 30, 1996. The increase in the cost of residential real estate sold as a percentage of sales was primarily due to the same factors mentioned above, which caused the increase in the cost of residential real estate sold as a percentage of sales from the third quarter of 1995 to the third quarter of 1996.

    Total interest incurred during each of the quarters ended September 30, 1996 and 1995 was approximately $2.0 million and $1.5 million, respectively. Substantially all amounts incurred were capitalized to development projects. Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project.

     Average debt outstanding was approximately $116.8 million and $83.6 million during the third quarters of 1996 and 1995, respectively. The Company's average interest rate on its debt for the quarters ended September 30, 1996 and 1995 was approximately 7.0%. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

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

    The financial results for the nine months ended September 30, 1996 included a non-cash charge pursuant to FASB Statement No. 121 in the second quarter of 1996. The FASB Statement No. 121 non-cash charge had a net after-tax impact of $14.6 million or $0.70 per share in the second quarter of 1996. The second quarter 1996 charge related principally to the Company's completed inventories at June 30, 1996. While the Company has been working to reduce completed inventories in its projects, the current real estate environment and other factors dictated that the Company adopt a more conservative outlook with respect to the future performance of its currently completed inventories.

    The Company's completed inventories increased during 1996 primarily due to the substantial completion of the second high-rise building at the Company's Country Club Village project located in Salt Lake on Oahu. The Company has postponed the construction of the third and last high-rise building in order to reduce completed inventories in this project in the future.


COST AND EXPENSES - SELLING AND COMMISSIONS

    Sales and marketing costs represented approximately 9.3% and 6.7% of sales of residential real estate during the quarters ended September 30, 1996 and 1995, respectively. Such costs represented approximately 8.2% and 5.8% of residential real estate sales during the nine months ended September 30, 1996 and 1995, respectively. The increase is a result of increases in sales incentives offered to buyers, and general increases in sales and marketing costs, specifically relating to higher commissions and advertising costs incurred as a percentage of sales.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

    General and administrative expenses increased by $42,000 or 4.1% during the third quarter of 1996 and by $78,000 or 2.6% during the first nine months of 1996 as compared to the same periods in 1995 primarily due to a reduction in overhead costs capitalized as indirect project costs resulting from a reduction in new construction in progress in 1996 as compared to 1995. As a percentage of sales, general and administrative expense increased from 3.4% during the quarter ended September 30, 1995 to 4.8% during the quarter ended September 30, 1996, which reflects the lower number of sales closed during the 1996 third quarter, as compared to the same period in 1995. As a percentage of sales, general and administrative expense increased from 3.2% during the first nine months of 1995 to 4.3% during the first nine months of 1996, which reflects the lower number of sales closed during the first nine months of 1996, as compared to the first nine months of 1995.


INCOME FROM UNCONSOLIDATED JOINT VENTURES

    Income from unconsolidated joint ventures primarily represents the Company's 50% interest in the operations of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively. The decrease in this income during the first nine months of 1995 to the same period in 1996 is primarily the result of the closing of fewer homes during the first nine months of 1996 as compared to the comparable period in 1995, the deferral of profit on three sales under a "zero-down" sales program, and lower profit margins realized for the Iao Parkside project during the first nine months of 1996 as compared to the first nine months of 1995, due to increases in construction and sales and marketing costs.


OTHER INCOME

    Other income is primarily composed of interest income earned on cash balances and notes receivable. The decrease in other income from $127,000 in the third quarter of 1995 to $45,000 in the third quarter of 1996 is primarily due to lower cash balances in the third quarter of 1996, as compared to the third quarter of 1995.


PROVISION (CREDIT) FOR INCOME TAXES

    The Company's effective income tax rate for the third quarters of 1996 and 1995 was approximately 39%.


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

    The Company continues to consider its possible expansion into selected residential housing markets of the United States mainland and into certain foreign countries and into other homebuilding related industries. The Company has and would consider the acquisition of or joint venture with an existing company, as well as its own acquisition and development of homebuilding projects in certain areas, in order to facilitate its possible expansion. In June 1996, the Company formed Schuler Homes of California, Inc., a wholly-owned California corporation, for the development and sale of homes in California. In August 1996, the Company formed Schuler Homes of Washington, Inc., a wholly-owned Washington corporation for the development and sale of homes in the state of Washington. In October 1996, the Company formed Schuler Homes of Oregon, Inc., a wholly-owned Oregon corporation, for the development and sales of homes in Oregon. In recent months, the Company committed to the purchase of several parcels of land in California and Washington for an aggregate of approximately $8.5 million. The Company has no experience in the development of homes in California, Washington or Oregon. Accordingly, no assurances can be given that the Company will be able to successfully establish operations in California, Washington, Oregon or elsewhere outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.


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

    The following table sets forth the Company's backlog (for both homes and residential lots) at September 30, 1996 and 1995.


                        September 30, 1996            September 30, 1995
                        ------------------            ------------------
                                  Aggregate                       Aggregate
                    Number       Sales Value        Number       Sales Value
                   -------       -----------        ------       ----------

Homes.........       114         $26,550,000         204         $49,960,000
Lots..........         7           1,079,000          11           1,917,000
                     ---         -----------         ---         -----------
                     121         $27,629,000         215         $51,877,000

    The Company has observed an increase in its historical cancellation rates, which the Company believes to be attributable to uncertainty of prospective homebuyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

    The average sales prices of the homes comprising backlog at September 30, 1996 and 1995 were $233,000 and $245,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes all of the backlog of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the Company's two joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    In March 1996, the Company executed a new Credit Agreement, which replaces the $50 million line of credit with a $110 million unsecured revolving line of credit facility on March 29, 1996. The lenders include First Hawaiian Bank (arranger and agent), Bank of Hawaii, Bank of America, Bank of Boston, and National Bank of Detroit. The facility expires on July 1, 1998 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6 month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. In October 1996, the Company entered into an interest rate swap with Bank of America to pay a LIBOR rate of 5.89% (fixed for 5 years) on $30 million, while receiving in return an interest payment at a floating one-month LIBOR rate. However, if the one-month LIBOR rate resets at or above 8%, the swap reverses for that payment period and no interest payments are exchanged. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. At October 31, 1996, the Company had bank notes payable of approximately $50.3 million.

    Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At September 30, 1996, the Company had bank notes payable of approximately $54.8 million. Peak outstanding debt, including bank borrowings and the Convertible Subordinated Debentures, during the quarter ended September 30, 1996 was $120 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of common stock, cash flow from operations, its available bank credit facilities and financing by the seller of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. Previously, all of the Company's bank borrowings had been from First Hawaiian Bank. With the establishment of the new $110 million facility in March 1996, the Company has expanded its banking relationships to include four major banks in addition to First Hawaiian Bank. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

    During the first nine months of 1996, the Company advanced $3.7 million to Iao Partners, a joint venture in which the Company has a 50% interest, for the development of the Iao Parkside project. During the period, the Company was repaid $3.8 million, as the closing of home sales occurred.

    The Company currently has commitments to purchase several parcels of land for approximately $8.5 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcels. The Company intends to consummate the purchase of the land parcels in late 1996 or early 1997. However, no assurances can be given that the purchase will be completed or that the land under purchase option will be acquired.

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

       The Company currently has under construction a 193-unit project in Ewa, Oahu, called KulaLei. The Company plans to develop this project as a wholly-owned project, and not through Iao Partners, an existing joint venture, as had been anticipated earlier.

    In May 1996, the Company adopted a stock repurchase program to reacquire up to an aggregate of $5 million of its outstanding common stock through December 31, 1996. In September 1996, the Company completed its repurchase of 774,000 shares at a cost of $5 million.

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

         In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company is currently evaluating the merits of the complaint. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

Items 2  through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

              Exhibit Number      Document Description
              --------------      --------------------

                   10.1 Real Estate Purchase Agreement between Schuler Homes of California, Inc. and Frank J.Andrews, Jr. dated August 20, 1996.

                   10.2 Option Agreement between Schuler Homes of California, Inc. and Frank J. Andrews, Jr. dated August 20, 1996.

                   10.3 Real Estate Purchase and Sale Agreement between the Company and Coop Family Limited Partnership, dated September 20, 1996.

                   27.1           Financial Data Schedule

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended September 30, 1996.

                                 SCHULER HOMES, INC.

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            SCHULER HOMES, INC.



Date: November 7, 1996                By: /s/ James K. Schuler
                                          --------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)

Date: November 7, 1996                By: /s/ Pamela S. Jones
                                          -------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and Director
                                          (principal financial officer)



Date: November 7, 1996                By:  /s/ Douglas M. Tonokawa
                                           -----------------------
                                           Douglas M. Tonokawa
                                           Vice President of Finance,
                                           Chief Accounting Officer
                                           (principal accounting officer)

                                    EXHIBIT INDEX



EXHIBIT NUMBER   DOCUMENT DESCRIPTION

    10.1 Real Estate Purchase Agreement between Schuler Homes of California, Inc. and Frank J.Andrews, Jr., dated August 20, 1996.

    10.2         Option Agreement between Schuler Homes of California, Inc.
                 and Frank J. Andrews, Jr. dated August 20, 1996.

    10.3 Real Estate Purchase and Sale Agreement between the Company and Coop Family Limited Partnership, dated September 20, 1996.

    27.1         Financial Data Schedule