Form 10-K405
period 1996-12-31
SCHULER HOMES INC
filed 1997-03-31
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    _____________

                                      FORM 10-K
                                     ____________

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1996

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ___________ to ___________

                            COMMISSION FILE NUMBER 0-19891

                                 SCHULER HOMES, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                     99-0293125
(State or other jurisdiction           (I.R.S. employer identification no.)
of incorporation or organization)

                           828 FORT STREET MALL, 4TH FLOOR
                               HONOLULU, HAWAII  96813
                  (Address of principal executive offices)(Zip code)

                                    (808) 521-5661
                 (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     COMMON STOCK
                     CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
                                   (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No
                                                 -----       -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / X /
                               -----
    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997 was $46,110,000.

    The number of shares outstanding of each of the registrant's classes of common stock on March 14, 1997 was as follows:

         COMMON STOCK (PAR VALUE $.01 PER SHARE)      20,100,177 shares

                         DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement relating to the Company's 1997 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

                                        PART I

ITEM 1.  BUSINESS.

    Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated by such forward -looking statements. Factors that might cause such a difference include, but are not limited to, those risks discussed herein, and other risks detailed in this Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.

GENERAL

    Schuler Homes, Inc. (the "Company") is one of the leading developers of affordably priced residential housing in Hawaii. The Company's Hawaii developments primarily consist of single-family homes and multi-family homes, such as condominiums and town homes and, to a lesser extent, residential lots. The Company has historically conducted all of its business in the state of Hawaii. However, the Company has, for some time, been exploring opportunities for expansion into the mainland United States in the interest of increasing the long-term value of its shareholders. In this regard, in late 1996, the Company expanded to the Northern California and Pacific Northwest regions by starting homebuilding operations which will build single-family homes targeted for the entry-level and first-time move-up buyers. In addition, on January 8, 1997, the Company acquired Melody Homes, Inc., a leading homebuilder in the Denver metropolitan area of Colorado, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. Melody's homes are also targeted for the entry-level and first-time move-up buyer.

    Hawaii was one of the country's fastest growing economies in the late 1980's, which contributed to a strong Hawaiian residential real estate market and the Company's growth in revenues from $78.7 million in 1992 to $217.3 million in 1994. However, by the mid-1990's, Hawaii's economy stagnated.
The Company believes that Hawaii's prolonged economic stagnation, combined with a general lack of consumer confidence, has contributed to the slowdown in Hawaii's residential real estate market. The Company's revenues, generated solely in Hawaii, totaled $132.9 million and $93.6 million in 1995 and 1996, respectively. This slowdown has led to the Company's expansion efforts into the U.S. mainland.

    The Company believes that its focus on affordably priced housing, together with its significant land acquisition, architectural, construction and marketing skills, allows it to effectively compete in the entry-level and first time move-up niche of Hawaii's homebuilding industry. The Company's affordable homes in Hawaii are generally priced at levels that either (I) are at or below ceilings established under applicable governmental land use policies, (See "Government Regulation and Environmental Matters-HAWAII'S AFFORDABLE HOUSING REQUIREMENTS), or (ii)represent the low to moderate end of the market for a home in a particular locality. The Company has developed and closed the sales of 4,618 homes and 174 lots in Hawaii from its inception in March, 1988 through December 31, 1996, of which 512 home and lot sales were closed during the twelve months ended December 31, 1996. As of December 31, 1996, the Company owned zoned and entitled land and inventories in Hawaii for approximately 3,800 additional homes and lots.

    In its effort to expand its homebuilding operations to Northern California and the Pacific Northwest (Vancouver, Washington and Portland, Oregon), the Company has purchased or committed to purchase several parcels of land in California and Washington for an aggregate of $8.5 million, for the development of approximately 268 single-family homes as of December 31,

1996. In the normal course of business, the Company has continued to evaluate land parcels to purchase in Northern California and the Pacific Northwest and, as of March 14, 1997, has entered into contracts to purchase land for the development of approximately 430 homes for $14 million, in addition to the land under purchase contracts as of December 31, 1996. However, these contracts contain certain conditions precedent and, accordingly, there can be no assurance that such land purchases will be consummated. By minimizing committed capital and hiring employees with local homebuilding expertise, the Company believes it can mitigate the risks associated with expansion into new markets. However, no assurances can be given that the Company will be able to successfully establish operations outside of its Hawaiian markets or that such expansion will not adversely affect its results of operations.

    The Company's acquisition of Melody Homes, a 44-year old company with a track record of profitability, provides the Company with an operation in Denver, Colorado with a strong reputation, management team and land position. Melody has developed and closed the sales of 14,140 homes in Colorado since its inception through December 31, 1996, of which 639 home sales were closed in 1996. At December 31, 1996, Melody owned or controlled (through pending purchase or option agreements) land zoned and entitled for the development of approximately 2,895 homes. Although the Company and Melody share similar target market niches and management styles, no assurances can be given that the Company will be able to successfully manage its more geographically diverse operations.

    The Company's recent expansion to markets in the mainland United States further exposes the Company to risks inherent in those markets. For example, as a result of the Company's acquisition of Melody, it will encounter construction issues and risks such as expansive soils and extreme seasonal weather conditions (dissimilar to those encountered in Hawaii).

    The Company will continue to consider its expansion into additional selected residential housing markets of the United States mainland and into certain foreign countries and into other related industries. The Company has and would consider the acquisition of or joint venture with an existing company, as well as its own acquisition and development of homebuilding projects in certain areas, in order to facilitate its expansion. When selecting new markets to enter, the Company considers regional economic conditions and job growth, land availability and the local land development process, consumer tastes and competition from other builders of new homes and secondary homes sales activity.

    THE HOMEBUILDING INDUSTRY

    Historically, most sectors of the homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates and availability of financing. For example, the Company believes that many of these factors had an impact on the slower home sales rates, the higher level of sale price discounts and lower profitability experienced by the Company in 1996 and 1995 in Hawaii as compared to previous years. In addition, real estate developers such as the Company are subject to various risks such as competitive overbuilding, availability and cost of materials and labor, environmental risks, delays in construction schedules caused by strikes, weather and other factors not within a developer's control, cost overruns, lack of infrastructure (such as roads, water, sewage facilities and utilities), changes in government regulation and increases in real estate taxes and other local government fees. For example, among other items, (I) the Company's Puhi project on Kauai was delayed in the past primarily due to the effects of the 1992 Hurricane Iniki and Kauai's economy is still in the process of recovering from the effects of Hurricane Iniki, (ii) the Company and other homebuilders nationwide have, in the past, experienced volatility in lumber costs and increases in the cost of other building materials and (iii) the Company has experienced delays and cost overruns at its Salt Lake project on Oahu due to the use of a new construction system. See "-Construction." In addition, the Company's Hawaii operations are particularly susceptible to delays caused by strikes affecting the shipping and transportation of building materials necessary for the Company's business. For example, the Company's home closing and construction schedules were subject to delays in early 1994 due to two labor strikes not directly involving the Company, which occurred in April 1994.

MARKETS

    THE HAWAII HOUSING MARKET

    Prior to 1996, the Company conducted all of its business in the State of Hawaii. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States, particularly in California, and Japan have contributed to a slowdown in Hawaii's economy during the 1990s. After adjusting for inflation, Hawaii's gross state product grew by 0.2% in 1992 to 1994, and 0.5% in 1995, after having grown by 18.9% between 1986 and 1990. Estimated growth in gross state product in 1996 has been reported at approximately 1.0%. The Company's 1996 and 1995 closings of home sales and year end backlog reflects a reduction in the rate of new home sales in 1996 and 1995 as compared to previous years, which the Company believes to be the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. Any continued prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

    NEW MARKETS

    The Company reviewed a number of factors in evaluating its entrance into the Northern California, Pacific Northwest and Denver, Colorado markets. These factors included economic and real estate conditions, historical and projected population growth, the number of new jobs created or projected to be created, the number of housing starts in previous periods, building lot availability and price, housing inventory, level of competition, and home sales absorption rates.

PRODUCT DESCRIPTION

    The Company maintains the flexibility to alter its product mix within a given market depending on market conditions and, in determining its product mix, considers demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, the Company has focused, and intends to continue to focus, its business primarily on entry-level and first move-up housing in the form of single family detached homes, townhouses and condominiums. The Company attempts to maximize efficiency by using standardized design plans whenever possible and sharing design plans among markets.

    In view of the Company's recent expansion into new markets, its number and location of active projects, home designs and product mix will change during 1997 when compared with prior years.

    The following table presents information relating to the Company's projects which were complete at December 31, 1996, all of which are located in Hawaii:

                                       TABLE I


                                                      GOVERNMENTAL               TOTAL        AVERAGE
                                                       AFFORDABLE    ACTUAL     NUMBER         PRICE
                                                        HOUSING      INITIAL      OF            PER
     PROJECT                         TYPE             REQUIREMENT    CLOSING   HOMES/LOTS     CLOSING
     -------                         ----             -----------    -------   ----------     -------
Kihei Villages Phase 1 . . . . .  Condominium              No        12/88       128         $ 95,000
Kihei Villages Phase 2 . . . . .  Condominium              No         4/89       100         $ 96,000
Kamani Trees Phase 1 . . . . . .  Single-Family            No         3/90        84         $136,000
Kihei Villages Phase 4 . . . . .  Condominium             Yes         6/90        80         $105,000
Kamani Trees Phase 2 . . . . . .  Single-Family            No         7/90        53         $151,000
Kihei Villages Phase 3 . . . . .  Condominium              No        10/90        68         $128,000
Kihei Villages Phase 5 . . . . .  Condominium              No         4/91        76         $133,000
Waikele Phase 1 (Ho'omaka
     Villages) . . . . . . . . .  Condominium             Yes         5/91       244         $132,000
Waikele Phase 2 (Ho'omalu
     at Waikele) . . . . . . . .  Condominium             Yes        11/91        54         $165,000
Kihei Villages Phase 6 . . . . .  Condominium              No        11/91        80         $149,000
Southpointe at Waiakoa Phase 1 .  Condominium              No         3/92       124         $130,000
Southpointe at Waiakoa Phase 1 .  Single-Family            No         5/92        10         $238,000
Waikele Phase 3 (Parkview
     at Waikele) . . . . . . . .  Condominium             Yes         6/92        80         $148,000
Waikele Phase 4 (Ho'okumu
     Villages) . . . . . . . . .  Condominium             Yes        12/92       136         $140,000
Waikele Phase 5 (Fairway
     Villages) . . . . . . . . .  Condominium             Yes        12/92       112         $193,000
Waikele Phase 5 (Fairway
     Villages) . . . . . . . . .  Condominium              No         3/93        96         $274,000
Puhi Phases 1 and 3 (Hokulei
     Villages) . . . . . . . . .  Single-Family           Yes         4/93       209         $150,000
Waikele Phase 7 (Mahi Ko). . . .  Condominium             Yes         8/93       228         $140,000
Waikele Phase 6 (The Greens at
  Waikele) . . . . . . . . . . .  Condominium              No         9/93        56         $284,000
Makakilo Phase I (Westview at
  Makakilo). . . . . . . . . . .  Condominium             Yes        12/93        20         $132,000
Makakilo Phase 2 (Westview at
  Makakilo). . . . . . . . . . .  Condominium             Yes         3/95        12         $127,000


Waikele Parcel 10 (Highlands). .  Condominium              No        12/94       118         $219,000
Waikele Phase 8 (The Champions).  Single-Family            No         9/93       117         $374,000
Makakilo Phase I (Westview  at
    Makakilo). . . . . . . . . .  Condominium              No        12/93       128         $188,000
Waikele Phase 9 (Park Glen). . .  Condominium             Yes         3/94       204         $217,000
Waikele Parcel 10 (Highland View
    Estates) . . . . . . . . . .  Single-Family            No        12/94        35         $414,000
                                                                               -----
    TOTAL. . . . . . . . . . . .                                               2,652
                                                                               -----
                                                                               -----

    The following table presents information relating to the Company's projects which were in process (i.e. initial closings had commenced or homes had been sold pursuant to standard sales contracts) at December 31, 1996; all of which are located in Hawaii:

                                       TABLE II

                                                                                                            HOMES/LOTS
                                                                                                            SUBJECT TO
                                                                                                              PENDING
                                                     GOVERNMENTAL                TOTAL                         SALES      AVERAGE
          PROJECT                                     AFFORDABLE     ACTUAL      NUMBER        HOMES/LOTS    CONTRACTS     PRICE
          -------                                       HOUSING      INITIAL       OF          CLOSED AT        AT          PER
                                           TYPE       REQUIREMENT    CLOSING    HOMES/LOTS      12/31/96   12/31/96(1)    CLOSING(2)
                                          ----      ------------    -------    ----------     ----------    ----------   ---------
Lawai Gardens(4) . . . . . . . . .     Lots             No           12/91        71               55            -       $152,000
Waiakoa Kai Estates(4)(5). . . . .     Lots             No            3/92       120               72            4       $164,000
Southpointe at Waiakoa Phase 2 . .     Condominium      No(3)         6/92       108              104            1       $129,000
Southpointe at Waiakoa Phase 3 . .     Condominium      No(3)        10/92       104              102            1       $132,000
Naniakea Estates(4). . . . . . . .     Lots             No            1/93        49               47            -       $127,000
Puhi Phase 2 (Halelani). . . . . .     Condominium      Yes           9/93       116              115            1       $110,000
Iao Parkside(6). . . . . . . . . .     Condominium      Yes          12/93       480              345            3       $131,000
Ma'ili Kai Phase I (Lokelani). . .     Duplex           No(3)         2/94       222              208            2       $209,000
Waikele Phase 11 (Royal Pines) . .     Single-Family    No            6/94       126              125            1       $363,000
Puhi Phase 4 (Halelani). . . . . .     Condominium      Yes           6/94        84               79            -       $110,000
Waikele Phase 10 (Signatures). . .     Single-Family    No            9/94        67               65            -       $377,000
Salt Lake (Country Club
  Village)(8). . . . . . . . . . .     Condominium      No            9/94       832              400           11       $238,000
Makakilo Phase 2 (Westview). . . .     Condominium      No(3)        11/94       160              132            4       $189,000
Ma'ili Kai Phase 1A (Pualani). . .     Single-Family    No(3)         6/95        27               17            1       $224,000
Ma'ili Kai Phase 1A (Pualani). . .     Single-Family    Yes           6/95        58               36            3       $227,000
Puhi Phase 5 (Halelani). . . . . .     Condominium      Yes           9/95        92               32            2       $109,000
Waikele Parcel 9 (Village on the
   Green . . . . . . . . . . . . .     Condominium      No            9/95       282              116           11       $243,000
Waikele Phase 13 (The Tropics) . .     Single-Family    No            3/96       195               54            9       $290,000
KulaLei. . . . . . . . . . . . . .     Single-Family    No            7/96       193               36           19       $255,000
Waikele Parcel 9 (Classics). . . .     Single-Family    No            (7)        180                -            5           --
                                                                                 ---              ---           --        -------
     TOTAL . . . . . . . . . . . .                                             3,566            2,140           78
                                                                               -----             ----           --


(1) Homes/lots subject to pending sales contracts refers to sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.
(2) Based on closings through December 31, 1996.
(3) Although the homes in this project are not subject to governmentally imposed affordable price limitations, the Company believes that a majority of the homes will nevertheless be sold at prices that fall within governmental affordable price guidelines.
(4) From time to time the Company offers house/lot packages for sale in these lot developments.
(5) Represents 100% of the Company's 50%-owned joint venture, and includes 12 residential lots to be sold to the county for self-help housing.
(6) Represents 100% of the Company's interest in Iao Partners, the Company's 50%-owned joint venture.
(7) Initial closing is anticipated to occur in 1997.
(8) The Company postponed the timing of the construction of the last high-rise building (159 condominiums). See "Construction."

The following table presents information relating to the Company's currently planned projects for its Hawaii, Northern California and Pacific Northwest divisions. Except as indicated below, the Company owns the land (or has purchase contracts in place for such land) for these planned projects:

                                      TABLE III


                                                                           GOVERNMENTAL
                                                                            AFFORDABLE      ANTICIPATED     TOTAL
                                                                              HOUSING         INITIAL     NUMBER OF
    PROJECT                                          TYPE                   REQUIREMENT      CLOSING(1)  HOMES/LOTS(2)
    -------                                      ------------              -------------    -----------  -------------
OWNED AT DECEMBER 31, 1996:

Waikele Phase 12 (Parcel 15). . . . . .            Condominium                 Yes             1997            270
Ma'ili Kai Phase 2. . . . . . . . . . .          Single-Family/Duplex          No(3)           1997            616
Ma'ili Kai Phase 2. . . . . . . . . . .            Condominium                 Yes             1997            384
Kapolei Knolls. . . . . . . . . . . . .            Single-Family               No              1998            425
Makakilo Phase 3. . . . . . . . . . . .            Condominium                 Yes             1999             18
Makakilo Phase 3. . . . . . . . . . . .            Condominium                 No(3)           1999            162

Puhi Phase 6. . . . . . . . . . . . . .            Condominium                 Yes             1999            124
Puhi Phase 7. . . . . . . . . . . . . .            Condominium                 Yes             1999             88

Pacific Northwest
-----------------
Cedar Ridge . . . . . . . . . . . . . .            Single-Family               No              1997             25

PENDING LAND PURCHASE CONTRACTS AT
DECEMBER 31, 1996(4):
Northern California
-------------------
Livermore . . . . . . . . . . . . . . .            Single-Family               No              1997             78

Rio Vista . . . . . . . . . . . . . . .            Single-Family               No              1997             75

Pacific Northwest
-----------------
Cedar Ridge . . . . . . . . . . . . . .            Single-Family               No              1997             90
                                                                                                             -----

     TOTAL. . . . . . . . . . . . . . .                                                                      2,355
                                                                                                             -----
                                                                                                             -----


_______________
(1) Anticipated closing dates are based upon the Company's current estimates and forecasts, and therefore are subject to change.

(2) Total number of homes/lots represents homes and lots currently planned for development, subject to regulatory approvals, over the life of the project, subject to change in future periods.

(3) Although the homes in this project are not subject to governmentally imposed affordable price limitations, the Company believes that a majority of the homes will nevertheless be sold at prices that fall within governmentally affordable price guidelines.

(4) The pending purchase contracts for Livermore, Rio Vista and Cedar Ridge contain certain conditions precedent and, accordingly, there can be no assurance that such land purchases will be consummated. The Company anticipates, however, that each of the contemplated purchases will be completed in 1997.


PROJECT DESCRIPTIONS

HAWAII
    WAIKELE

         Waikele is a multi-phase residential development located in Waipahu, Oahu. This project is part of AMFAC/JMB Hawaii, Inc.'s 577-acre Waikele master planned community which contains commercial and retail centers, an 18-hole golf course, park sites and an elementary school site. Waikele is less than one mile from a major freeway, four miles from a regional shopping center and twelve miles from Honolulu. The Company plans to build a total of 2,600 homes at Waikele. The two and three bedroom town homes range in size from 650 to 1,390 square feet with sales prices ranging from $79,000 to $330,000. The majority of the three and four bedroom single-family homes will be located on a golf course and range in size from 1,180 to 2,100 square feet, and sales prices ranging from
$254,000 to $445,000.   Revenue from Waikele through December 31, 1996 was
approximately $404.5 million.

    MAKAKILO

         The three phases of the Makakilo project include 500 two and three bedroom town homes ranging in size from 650 to 920 square feet. Sales prices range from $105,000 to $220,000. This ocean-view Makakilo property is located in West Oahu, on the hillside overlooking Oahu's planned second city of Kapolei. The 38-acre site is located close to schools and shopping and has easy access to a major freeway. Revenue from Phases 1 and 2 of this project was approximately $51.3 million through December 31, 1996.

    SALT LAKE

         The Salt Lake project (Country Club Village) is currently planned to include 832 two and three bedroom condominiums, ranging in size from 860 to 1100 square feet and in price from $204,000 to $320,000. Construction of the last phase of the project (159 condo units) has been postponed until market conditions improve. The project features separate parking structures and contemplates a landscaped promenade fronting the golf course and waterway. The Salt Lake property is located adjacent to the Honolulu Country Club golf course and is within ten minutes of downtown Honolulu. The Salt Lake project on Oahu involves the construction of high-rise condominium structures of up to 22 levels, which is a departure from the Company's historical emphasis on low-rise construction. At this project, the Company used a pre-cast concrete construction system which was new to both the Company and the State of Hawaii. Revenue from this project through December 31, 1996 was approximately $94.1 million.

    MA'ILI KAI

         The Ma'ili Kai project is currently planned to include a total of approximately 1,307 homes, including 384 town homes and 923 single-family homes (detached and duplex). The homes range in size from approximately 900 to 1,500 square feet. The project is located 9 miles west of Oahu's planned second city of Kapolei and is marketed as a community which provides the comfort of country living.
Revenue from this project was approximately $52.9 million through December 31, 1996.

    KULA LEI

         The Kula Lei project consists of 193 improved lots which are part of the Ewa master planned community being developed by Gentry Development Company and Gentry Homes, Ltd. The project is planned to include three and four bedroom single-family homes ranging in size from 1,000 to 1,500 square feet and ranging in price from $225,000 to $280,000. Revenue from this project through December 31, 1996 was approximately $6.7 million.

    KAPOLEI KNOLLS

         The Kapolei Knolls project consists of 79 acres of land located in the planned second city of Kapolei on Oahu located close to schools, shopping centers and access to a major freeway. The project is planned to include approximately 425 single-family homes, many with views of the ocean. The homes are anticipated to range in size from 1,100 to 1,900 square feet and to range in price from $275,000 to $375,000. In March 1997, the Company commenced site work on this property.

    PUHI

         Puhi is a multi-phase, single-family home and low-rise garden condominium project located on 67 acres in Lihue, Kauai. This FHA approved project will consist of 713 units, including 20 homes which were sold to the County of Kauai. Puhi is part of Grove Farm Properties, Inc.'s 562 acre master planned golf course community, the plans for which include public parks, a shopping center, an 18-hole golf course and a school site. The 189 single-family homes in this project, which were sold to the public, ranged in size from 864 to 1,130 square feet and were priced from $135,000 to $186,000, the last of which were sold and closed in 1994. The 504 two and three bedroom low-rise garden condominium units in this project will range in size from 650 to 960 square feet and are currently expected to sell from $80,000 to $140,000.
The project has easy access to a major highway and is within one-half mile of a regional shopping center and one-and-a-half miles from Lihue, Kauai, the county seat. Revenue from the first five phases of this project was approximately $53.4 million through December 31, 1996.

    IAO PARKSIDE

         The Iao Parkside project is a 480 unit low-rise garden condominium development on 28 acres located in Wailuku, Maui, the county seat. The one, two and three bedroom condominiums will range in size from 550 to 960 square feet and sales prices are expected to range from $96,000 to $170,000. The project is located two miles from downtown Wailuku and surrounds the 10 acre Wailuku Community Center and Recreation Park. The project is being developed as part of the Company's 50% joint venture with C. Brewer Homes, Inc., one of the largest landowners in Hawaii. Revenue from this project totaled approximately $45.2 million through December 31, 1996. The Company includes 50% of the net income related to this revenue in Income from Unconsolidated Joint Ventures on its Consolidated Statements of Operations.

    SOUTHPOINTE AT WAIAKOA

         Southpointe at Waiakoa is a three-phase, 336 unit low-rise garden condominium community on 15 acres located in Kihei, Maui. Ten single-family detached homes were also built in Southpointe. Southpointe is close to schools, shopping and state beach parks and is located one mile from the Company's Kihei Villages community. The two bedroom condominiums range in size from 650 to 750 square feet and sales prices have ranged from $115,000 to $142,000. The single-family homes range in size from 1,124 to 1,350 square feet and sales prices ranged from $229,000 to $255,000. On-site amenities will include a recreation center, a barbecue and picnic area and a children's play area. Revenue from all three phases of this project was approximately $44.9 million through December 31, 1996.

    KIHEI VILLAGES

         Kihei Villages is a 532 unit FHA approved low-rise garden condominium project located on a 21-acre site in Kihei, Maui. The two bedroom, 750 square foot units were priced from $79,000 to $179,000. On-site recreational amenities include a clubhouse, barbecue and picnic area and a children's play area. This community is directly across from a large county beach park with easy access to major highways. Revenue from all six phases of this project was approximately $61.0 million through December 31, 1992. This project was completed and sold out in 1992.

    KAMANI TREES

         Kamani Trees consists of 135 FHA approved single-family detached condominium homes and two lots in Kailua-Kona, Hawaii. Kamani Trees was the Company's first single-family detached condominium home development that was not subject to imposed governmental affordable housing requirements. These homes pre-sold within three months of the Company's first pre-sale advertisement and revenue from this project was approximately $19.1 million. These two and three bedroom, two bath homes range in size from 864 to 1,250 square feet and sold for $115,000 to $169,000. This project was completed and sold out in 1990.

    WAIAKOA KAI ESTATES

         Waiakoa Kai Estates consists of 120 single-family market-rate lots, 12 of which will be sold to the county for self-help housing, located on 25 acres in Kihei, Maui. The lots range in size from 7,500 to 10,600 square feet and are currently priced from $150,000 to $190,000. Waiakoa Kai Estates was developed as part of the Company's 50% joint venture with United Realty, Inc., a Hawaii corporation (``United Realty''). The Company includes 50% of the net income of Waiakoa Estates Subdivision Joint Venture in Income from Unconsolidated Joint Ventures on its Consolidated Statements of Operations.

    LAWAI GARDENS

         Lawai Gardens is a subdivision of approximately 26 acres in Lawai, Kauai. The project consists of 71 single-family market-rate lots ranging in size from 10,000 to 62,700 square feet, which are currently priced from $114,000 to $145,000.

    NANIAKEA ESTATES

         Naniakea Estates consists of 49 single-family market-rate lots on approximately 20 acres in Hilo, Hawaii. These lots range in size from 15,000 to 20,000 square feet and are priced from $90,000 to $115,000.

NORTHERN CALIFORNIA

         The Company's projects in Northern California on land located in Livermore and in Rio Vista which is under pending purchase contracts, will include single-family homes ranging in size from 1,200 to 2,500 square feet and ranging in sales price from $120,000 to $285,000.

PACIFIC NORTHWEST

         The Company is planning residential developments in the Vancouver, Washington and Portland, Oregon area. The Cedar Ridge project on land, a portion of which is owned and a portion of which is under a pending purchase contract, will include single-family homes ranging in size from 1,700 to 2,300 square feet and ranging in sales price from $158,000 to $185,000. This project is located in Vancouver, Washington.

MELODY HOMES - DENVER, COLORADO

    On January 8, 1997, the Company acquired Melody Homes, Inc., a leading homebuilder in the Denver metropolitan area of Colorado, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. Melody's homes are
targeted for the entry-level and first-time move-up buyer.   Melody builds homes
ranging in size from 900 to 2,500 square feet, and in price from $109,000 to $175,000. As of December 31, 1996, Melody had twelve subdivisions under development, land owned for the development of 2,215 homes and land under pending purchase contracts or option agreements for the development of 680 homes.

LAND ACQUISITION AND DEVELOPMENT

    The Company selects its land for development based upon a variety of factors, including: internal and external demographic and marketing studies; financial and legal reviews as to the feasibility of the proposed project; the ability to secure necessary financing and required government approvals and entitlements; environmental due diligence and management's judgment as to the real estate market, economic trends and the Company's experience in a particular market. As part of the Company's ongoing land acquisition policy, it actively seeks to purchase land that is already zoned for residential development.

    The Company generally utilizes options or land purchase agreements to obtain control of desired parcels and typically funds the purchase price with a 50% to 100% cash down payment with the balance, if any, provided by a commercial bank or seller financing. The Company's purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain any necessary governmental approvals. During the contingency period, the Company also confirms the availability of utilities, completes its marketing feasibility studies, verifies site and construction costs, reviews and approves soil and environmental reports and arranges for project financing, if necessary.

    Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or the final number of all homes exceeds an amount stated in such agreements. See Note 10 to Notes to Consolidated Financial Statements.

    The Company has occasionally granted a profit participation interest in certain of its projects to individuals involved in locating, structuring and assisting in the management of the particular project.

    The Company sometimes enters into partnerships or joint ventures to purchase land and develop its communities where such arrangements are necessary to acquire the land or appear to be otherwise economically advantageous to the Company. The Company generally has not used partnerships or joint venture arrangements as a method of raising capital for the development of projects, although such arrangements may be used for purposes of expansion into other geographic areas or other related businesses. In August 1989, the Company entered into a joint venture partnership with United Realty for the development of real property on Maui (Waiakoa Kai Estates) owned by United Realty. In October 1992, the Company entered into a partnership (Iao Partners) with
C. Brewer Homes, Inc. to develop 480 affordable condominiums in Wailuku, Maui, on land purchased from C. Brewer Homes, Inc. by the Company and subsequently contributed to the partnership.

    The Company's home development projects have typically taken one to four years to develop, depending on the project's size, the Company's strategy with respect to the particular project, regulatory approvals, economic conditions, and geological conditions at the site. Larger projects are divided into phases, with each phase generally taking six months to one year to complete. The Company has typically acquired interests in tracts of land that require site improvements prior to construction and are suitable for a subdivision comprised of between 50 and 800 buildable units. Certain of the Company's currently planned projects in Hawaii are anticipated to be longer term in nature and to include a larger number of buildable units. For example, the Company's Ma'ili Kai project is estimated to take approximately six to ten years to complete and to include approximately 1,300 homes. The increased length and size of such projects further exposes the Company to risks inherent in the homebuilding industry including reductions in the value of land inventory. The larger projects generally will have offsite and infrastructure requirements to be fulfilled prior to the construction of homes, which increase the amount of cash expended at the beginning of the project.

    Although the Company's principal focus is the construction and sale of affordable entry-level or first-time move-up residential housing, from time to time the Company offers residential lots for sale in Hawaii. The Company's approach towards residential lot sales is to acquire parcels of land which it then subdivides for such purpose in those instances where it perceives an attractive market opportunity. The Company does not anticipate that residential lot sales will constitute a significant amount of revenues in the future.

    In the late 1980's and early 1990's, the need for affordable housing in Hawaii exceeded available supply. This shortage resulted from several factors including foreign investment, real estate speculation, the high concentration of land ownership in the hands of relatively few landowners, the low percentage of land allocated for residential use, and environmental and infrastructure constraints. To promote affordable housing and provide relief to Hawaii's affordable housing crisis, several formal and informal governmental policies have been implemented at both the state and county level. In particular, as a condition to rezoning land for urban development, it is the current practice of the Hawaii Land Use Commission to negotiate agreements with residential developers to offer for sale to eligible buyers a portion (typically from 10% to 60%) of the total number of units in a project at affordable prices (usually determined as a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria). To ensure that homes sold pursuant to a governmentally imposed affordable housing requirement remain affordable to other eligible buyers and to prevent speculation, counties typically impose multi-year transfer restrictions on purchasers of the Company's affordable homes.

    The Company has historically acquired a portion of its land in Hawaii from land developers who have agreed with the state or county authorities that a part of their projects will consist of affordable housing with specified price limitations. In negotiating the purchase price for such land, the Company has been able to secure land prices that were lower than prices for comparable land that is not subject to affordable housing price limitations (See "Government Regulation and Environmental Matters-AFFORDABLE HOUSING AGREEMENTS"). The Company then developed and offered for sale homes that satisfy the land developer's agreed upon affordable housing requirement.

    The Company has also acquired land which is not subject to governmentally imposed price limitations when it perceives an opportunity to develop and sell quality market-rate housing. The Company generally develops homes on such land which tend to be at the higher end of the Company's pricing structure yet still at the low to moderate end of the overall market. During recent years, an increasing percentage of the land acquired by the Company has not been subject to governmentally imposed price limitations. The Company anticipates that this trend will continue.

CONSTRUCTION

    In the past, all construction of homes developed by the Company was performed by general contractors who typically entered into a fixed-price contract for the construction of specific residential developments. However, during 1995, the general contractor on several of the Company's Hawaii projects assigned its subcontracts to the Company. As a result, Lokelani Construction Corporation (LCC), a previously inactive Hawaii general contractor wholly-owned by the Company, became the general contractor for the affected Hawaii projects. In addition, the Company is using LCC as the general contractor for certain of its other Hawaii projects and plans to use LCC on future Hawaii projects. The Company anticipates that it will operate as its own general contractor in Northern California and the Pacific Northwest, which is also consistent with Melody's operations. Although the Company believes that it has the ability to operate as a general contractor, it has little historical experience to draw upon and, consequently, no assurances can be given that unanticipated cost increases or delays will not be experienced.

    Engineering, site preparation and environmental impact analysis work is subcontracted to independent firms that are familiar with local requirements. The general contractor is responsible for the general management of the construction process, coordinates the activities of all subcontractors, suppliers and building inspectors and generally follows design plans prepared by consulting architects and engineers who are retained by the Company and whose designs are geared to the local market. The Company employs an in-house architect as well as independent architectural firms to ensure that home designs are cost-efficient and conform to the Company's strategies. Company employees monitor the construction of each project, participate in all material design and building decisions, subject the contractors' and subcontractors' work to quality and cost controls and monitor compliance with zoning and building codes. In addition, the Company works closely with contractors and subcontractors on purchasing, architectural design, site planning, coordinating governmental approvals, contract management and closings. The Company will sometimes require its general contractors and/or subcontractors to post a lien-free completion and performance construction bond.

    Although the Company has ongoing relationships with several general contractors and subcontractors, approximately 51% of the homes constructed in Hawaii for the Company since its inception have been completed by Hawaiian Dredging Construction Company ("HDCC"), a division of Dillingham Construction Pacific, Ltd. HDCC is one of the largest general contractors in Hawaii. In 1996, approximately 35% of the homes constructed for the Company were completed by HDCC. The Company currently anticipates that a substantial portion of its projects in Hawaii will be completed by HDCC in the foreseeable future. The Company selects HDCC for many of its projects because it believes that HDCC's efficiency and familiarity with the Company's development objectives and design plans have been and will continue to be important elements of the Company's success. However, the Company believes that it could engage other general contractors, including the Company's wholly-owned construction company, LCC, if necessary. No assurances can be given that the use of contractors other than HDCC would not adversely affect the Company's operations or financial results.

    Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. See "-Government Regulation and Environmental Matters." The Company seeks to establish home designs that are standardized and utilize pre-fabricated components. This standardization helps permit on-site mass production and bulk purchasing of material by the contractors and subcontractors engaged by the Company, thus reducing costs and expensive change orders. However, from time to time the Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences. For new designs, the Company has engaged a number of unaffiliated architectural firms in addition to its in-house architect. The Company's homes include town homes, condominiums and single-family homes, which have ranged in size from approximately 650 to 2,500 square feet. The Company typically completes the construction of a home within two and one-half to nine months from commencement of building construction.

    The Company generally provides limited warranties of at least one to two years for workmanship and materials and for longer periods with respect to structural components. Because the Company contracts its homebuilding work to qualified contractors or subcontractors who provide the Company with an indemnity and a lien release prior to receiving payment from the Company for their work, claims relating to workmanship and materials are generally the primary responsibility of the Company's contractors or subcontractors. However, to the extent that warranty claims are not covered by the Company's contractors or subcontractors, the Company has established an allowance to cover warranty expenses. The Company's historical experience is that such warranty expenses generally fall within the allowance established although no assurances can be given that this will be the experience in the future.

    In addition, for homes closed from early 1990 until October 7, 1994, Melody's structural warranty coverage was with the Home Owners Warranty Corporation ("HOW"). On October 7, 1994, the Commonwealth of Virginia placed HOW under temporary receivership, and a permanent injunction followed on October 17, 1994. Terms of the injunction allowed policies that were effective prior to October 7, 1994, to be honored for their full term. It is Melody's understanding that HOW is currently paying approximately 50% of the costs associated with claims made under the HOW policies. Concurrent with the above, Melody entered into an agreement with Residential Warranty Corporation to provide its home buyers with equally suitable coverage for homes closed subsequent to October 7, 1994. The Company, based upon its due diligence in connection with the acquisition of Melody, believes that claims under Melody's warranty programs are substantially covered by Melody's warranty accruals or insurance. However, no assurances can be given that the Company will not incur future claims in excess of warranty accruals or insurance coverage.

    The Company's Salt Lake project (Country Club Village) on Oahu involves the construction of high-rise condominium structures of up to 22 levels, which is a departure from the Company's historical emphasis on low-rise construction. At this project, the Company used a pre-cast concrete construction system which is new to both the Company and the State of Hawaii. Furthermore, where it is believed to be cost-effective and efficient, the Company has used steel building components in certain of its projects, which represents a departure from the traditional wood-frame method of construction. The Company experienced a slippage in the number of closings during the last half of 1994 due largely to construction delays related to the finish work on home modules built through the use of a new pre-cast concrete construction system at the Salt Lake project. No assurances can be given that the departure from the Company's historical emphasis on low-rise construction, the use of the new pre-cast concrete construction system and the use of steel building components will not result in reduced buyer acceptance of the Company's projects, delays in construction schedules and higher construction costs.

    In late 1994, the Company initiated arbitration proceedings in Honolulu against the general contractor at its Salt Lake project. The arbitration proceedings primarily pertained to claims made by (I) the general contractor for additional compensation attributable to changes made in the scope of work originally contemplated by the construction contract, partially offset by reductions authorized by the Company and (ii) each party for losses incurred in the administration of this contract. While the Company believes that most of the claims asserted by the general contractor in the arbitration proceeding were without merit, the Company also began to recognize that its ability to work with the joint venture contractor in an efficient and cost-productive manner had been eroded by the existence of the arbitration proceeding. On the basis of these and other factors, the Company engaged in settlement discussions with the general contractor and the parties reached a settlement of the dispute in February 1995. This resolution resulted in the Company incurring a pre-tax charge in the 1994 fourth quarter of $8.0 million, which was paid in February 1995.

    As part of the settlement, a new construction contract for the remaining portion of the Salt Lake project (encompassing three high-rise buildings of 628 units) was entered into by the Company with the U.S. Subsidiary of Daewoo Corporation. Daewoo holds the rights necessary to use the innovative, pre-cast concrete construction system utilized at the Salt Lake project. The Company's construction contract with Daewoo includes a guaranteed maximum cost provision for the project's completion. The first high-rise building of 230 condominiums was completed in November, 1995. The second high-rise building of 239 condominiums was completed in August, 1996.

    During 1996, the Company negotiated with Daewoo to delete from the construction contract the last high-rise building at the Salt Lake project in order to enable the Company to postpone the construction of this building until the completed inventory at this project is reduced. Accordingly, it is possible that the total construction costs eventually incurred on this building could exceed the costs under the construction contract with Daewoo.

    Due to the reduction in the rate of new home sales in Hawaii in 1996 and 1995 as compared to previous years and the Company's contractual commitments to construct homes in Hawaii, particularly at its Salt Lake project, completed inventory comprised a larger component of total inventory as of December 31, 1996 as compared to December 31, 1994.

MARKETING AND SALES

    Substantially all the Company's homes are sold by commissioned sales personnel who typically work from sales offices located at each subdivision, as well as by cooperating independent brokers. Company personnel are available to assist prospective buyers by providing them with floor plans and price information. Historically, the Company had not found it necessary to spend a significant amount to advertise and market its properties, nor had it found it necessary to make extensive use of model homes. However, as a result of the increase in the portion of the Company's projects which are not subject to governmentally imposed price limitations, the increases in mortgage interest rates during certain periods, the slower Hawaii economy, and increased competition for home buyers among Hawaii's homebuilders, the Company has found it necessary to use advertising and models more frequently. In addition, the Company is finding it necessary to utilize certain sales incentives (such as providing decorator items, second mortgages, interest rate buydowns and the reimbursement of closing and escrow costs) and price discounts in order to market its homes.

    The rate of new home sales in 1996 and 1995 was lower than the rate of new home sales experienced in previous years, which the Company believes to be the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. Although the Company believes that the Hawaiian economy has shown signs of recovery, particularly in the tourism industry, the Company's rate of new home sales has not improved. If new home sales rates persist at their current levels or decline further, the Company's financial results will be adversely affected by fewer closings of home sales, lower revenues and continued pressure on margins.

    For homes sold in Hawaii under government-imposed price limitations (See "Government Regulation and Environmental Matters-HAWAII'S AFFORDABLE HOUSING

REQUIREMENTS), the Company is generally required to sell its homes only to owner-occupants by lottery or on a first-come, first-served basis. If after 180 days, a home subject to governmentally imposed price limitations has not been purchased by a qualified purchaser or the county, the Company may request county authorities to permit the Company to sell the home to any other purchaser at the affordable price, although no assurances can be given that the county authorities will grant this permission.

    The Company's objective is to price its homes very competitively and to market its homes in advance of construction, in an effort to minimize levels of unsold inventory upon completion of a project. The Company accomplishes these pre-sales by publishing a pre-sale advertisement and entering into pre-construction sales contracts with the purchasers. The sales contracts generally provide for requisite mortgage approval within a specified period, and the Company attempts to minimize cancellations by requiring a refundable cash deposit of approximately $2,000 to $10,000 and by training its sales force to assess the qualification of potential home buyers.

    Due to the lower sales rates experienced in Hawaii in 1996 and 1995 as compared to previous years, and the Company's contractual commitments to construct homes in Hawaii, particularly at its high-rise condominium project (Country Club Village) in Salt Lake on Oahu, completed unsold inventory comprised a larger component of total inventory as of December 31, 1996 as
compared to previous years.   At December 31, 1996, the Company had 273
completed homes at Country Club Village and 515 completed homes company-wide (of which 50 were subject to pending sales contracts), as compared to 172 completed homes at December 31, 1994 (of which 101 were subject to pending sales contracts).

    Historically, the Company has focused extensively on the sale of low-rise, multi-family condominiums in Hawaii. Since 1993, the Company has expanded its operations to include the sale of an increased number of single-family homes and a higher proportion of its Hawaii sales of homes on Oahu priced at the low to moderate end of the market as opposed to those subject to governmentally imposed price limitations. The Company is currently offering single-family homes for sale on Oahu, with prices ranging from $199,000 to $445,000. As a result, the Company expects that prices for a portion of its homes and lots will exceed current lending limits for FHA insured loans, which has historically been the method by which the majority of its home sales have been financed. The unavailability of FHA insured loans could adversely affect demand for such homes. No assurances can be given that the Company will experience the same degree of success in selling its homes and lots that it has experienced in the past.

    For fiscal years ended 1996, 1995 and 1994, approximately 13%, 12% and 33%, respectively, of the Company's total revenue in those periods were attributable to homes sold by the Company on land originally acquired from land developers with specified affordable housing requirements (See "Government Regulation and Environmental Matters-HAWAII'S AFFORDABLE HOUSING REQUIREMENTS). The balance of such revenues was attributable primarily to affordably priced homes sold by the Company on land not subject to specified governmentally imposed affordable housing requirements. The Company anticipates that total revenue attributable to homes sold by the Company on land originally acquired by land developers with specified affordable housing requirements will continue to comprise a smaller percentage of total revenues than in 1994 and prior years. The Company anticipates that approximately 33% of the homes to be developed on land in Hawaii, which is owned by the Company or subject to pending land purchase contracts at December 31, 1996, will be subject to governmentally-imposed affordable housing requirements.

CUSTOMER FINANCING

    Historically, a substantial portion of the Company's housing projects have met applicable FHA requirements and FHA financing has been provided to the majority of the purchasers of the Company's homes. The current FHA financing limit on the island of Maui is $204,250, $241,425 on Oahu and $187,300 on each of the islands of Hawaii and Kauai. The current range of FHA financing limits for various markets in California, Washington, Oregon and Colorado are $101,000 to $161,000, $85,000 to $161,000, $85,000 to $151,000 and $82,000 to $161,000,
respectively. Loans are generally permitted for up to 90%-97% of the value of the home. The Company expects that the prices for a portion of its homes and lots will exceed current lending limits for FHA insured loans and, accordingly, purchasers in these developments will be required to obtain conventional mortgage financing. The unavailability of FHA insured loans could adversely affect demand for such homes. No assurances can be given that the Company will experience the same degree of success in selling these homes and lots that it has experienced in the past.

    Increases in mortgage interest rates impact a home buyer's ability to qualify for mortgage loans. The Company believes that future increases in mortgage rates could contribute to further reductions in its new home sales rates. Increases in mortgage rates may also reduce the sales price ceilings established on homes which are subject to governmentally imposed affordable housing requirements in Hawaii. The affordable prices in Hawaii are generally determined at a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria.

    In certain limited circumstances, the Company may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Since substantially all home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage rates may deter and eliminate a substantial number of potential home buyers from the Company's markets in the future.

    The Company has occasionally provided financing pursuant to agreements of sale and second mortgages to purchasers of its homes and residential lots. During 1996, the Company's notes receivable increased to $3.9 million at December 31, 1996 from $1.3 million a year earlier, primarily as a result of second mortgages provided by the Company to home buyers who purchased homes as part of the Company's "zero-down" sales incentive program. To the extent the Company provides financing to its customers, it becomes subject to the risks inherent with such practices, including possible defaults by the purchasers.

COMPETITION

    The homebuilding industry is highly competitive. Homebuilders compete for desirable properties, financing, raw materials and skilled labor. The Company competes for residential sales with other developers, governmentally built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing. Competition for the acquisition of raw land is particularly intense in Hawaii, largely due to the concentration of land ownership and the limited supply of land available for development. Hawaii's large landowners could also expand their direct involvement in the affordable market segment, thereby increasing competition and reducing the supply of land available to the Company. In addition, many of the Company's competitors have greater financial and other resources than the Company. The Company is one of the leading developers of affordable homes in Hawaii, and believes it competes favorably as a result of price, its development expertise, its knowledge of the Hawaii real estate market and the local governmental permitting and approval process, and its favorable reputation in Hawaii's homebuilding industry. The Company believes that its focus on the affordable housing sector, together with its significant land acquisition, architectural, construction and marketing skills, have provided it with competitive advantages in Hawaii's homebuilding industry particularly since there are very few homebuilders in Hawaii of a size comparable to that of the Company. However, the Company as a result of its recent expansion activities, will encounter many more competitors in its new markets of Northern California, the Pacific Northwest and Colorado.

    The Company believes that the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy has caused a slowdown in Hawaii's home sales rates, which has increased the competition for home buyers among Hawaii's homebuilders.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    GENERAL. In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density and the installation of utility services such as electricity, water and waste disposal. Several governmental authorities have imposed fees as a means of defraying the cost of providing certain governmental services to developing areas. The Company has historically, for the most part, purchased land which is fully entitled and zoned for residential development. Because the Company historically has generally purchased land that has already been zoned for residential development, restrictive zoning issues have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future, especially to the extent that it purchases land not already zoned for development.

    The Company is also subject to local, state and federal statutes and rules regulating environmental matters, protection and preservation of archeological finds, zoning, building design and density requirements which limit the number of homes that can be built within a particular project, and fees imposed to defray the cost of providing certain governmental services to developing areas. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally or archaeologically sensitive regions or areas.

    The Company may be subject to additional costs, delays or may be precluded entirely from developing its projects because of government regulations that could be imposed in the future due to unforeseen health, safety, welfare, archeological or environmental concerns. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Hawaii, in particular, has some of the strictest land use, environmental and agricultural laws in the United States, and the rezoning of land for urban development is a difficult and time-consuming process.

    To varying degrees, certain permits and approvals will be required to complete the residential developments in progress or currently being planned by the Company. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction and could delay the timing of the closing of its sales. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application.

    HAWAII'S AFFORDABLE HOUSING REQUIREMENTS. To promote affordable housing, governmental agencies in Hawaii have implemented various formal and informal policies at both the state and county level. As a condition to rezoning land for urban development, it is the current practice of the Hawaii Land Use Commission to negotiate agreements with residential land developers for the provision of affordable housing. Generally, these conditions require developers of residential projects to offer for sale to eligible buyers a portion (typically from 10% to 60%) of the total number of units in the project at affordable prices (usually determined as a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria). In addition to the state requirements, a developer often has to comply with affordable housing requirements imposed by the appropriate county governmental agencies during the county land use approval process. Generally, the county further defines the state's requirement, and is often times more restrictive than the state. For example, counties typically require that 10% of the total number of proposed housing units be affordable to families earning 80% or less of the county's median income. For purposes of determining whether a home is affordable, the Hawaii Land Use Commission and the counties generally assume a 33% income-to-loan ratio, a monthly amount for common area expenses and taxes, a 30-year loan with an interest rate reflecting then current market conditions and various other factors. Based upon this affordability criterion, specific price limitations are generally imposed on the homes that may satisfy a developer's affordable housing requirement. Increases in mortgage interest rates may decrease the sales price at which affordable homes may be sold thereby potentially reducing the profitability of affordable housing projects.

    This affordable housing policy has historically been an important factor in the Company's ability to purchase land at prices that enable it to profitably sell its homes at the governmentally imposed price levels. In addition, many state and local government policies encourage the construction of affordable housing by providing expedited permit processing and other development and financing tools. These policies may be subject to change in the future depending upon factors outside the Company's control, including changes in Hawaii's economy or real estate market and changes in the views of Hawaii's residents and political leaders with regard to affordable housing. Hawaii's affordable housing policies are the subject of intense political debate, and the regulators charged with implementing these policies have indicated that these policies may be modified to offer greater flexibility in their implementation. Because a portion of the Company's focus is on Hawaii's affordable housing market, any material changes in the current policies of the Hawaii Land Use Commission and the various county authorities with regard to affordable housing conditions or related policies could adversely affect the Company's operations and financial results.

    To ensure that homes sold pursuant to a governmentally imposed affordable housing requirement remain affordable to other eligible buyers and to prevent speculation, counties typically impose transfer restrictions on purchasers of the Company's affordable homes. These restrictions generally provide that if the home is to be sold or transferred within a one- to ten-year period following its original sale, the county has the option to purchase ("buy-back") the home on a formula price basis. The formula prevents the owner from disposing of the home at the market price but is designed to provide the owner with (I) the owner's original cost, (ii) the cost of any improvements added by the owner, and
(iii) simple interest on the original cost and capital improvements at the rate of one percent a year. Agreements entered into between developers and Hawaii government agencies may also provide for a shared appreciation arrangement whereby the state or county shares with the owner in the appreciation of the affordable home.

    County housing agencies in Hawaii are also provided with expedited development powers. County housing agencies may request the appropriate county authorities to provide exemptions from planning, zoning, construction standards for subdivisions and development of affordable housing.

BONDS AND OTHER OBLIGATIONS

    The Company is frequently required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At February 28, 1997, there was approximately $22.4 million in bond obligations and letters of credit outstanding for such purposes, $3.1 of which relates to Melody Homes.

EMPLOYEES

    At December 31, 1996, the Company employed 71 persons in Hawaii, of whom 31 were executive, project management and administrative personnel, 36 were sales and marketing, escrow, and customer service/warranty personnel and 4 were construction workers, who assist with punchlist clearing and other miscellaneous tasks. At December 31, 1996, the Northern California and Pacific Northwest divisions employed 3 and 1 persons, respectively. At December 31, 1996, Melody Homes employed 104 persons in Colorado of whom 52 were executive, project management and administrative personnel, 46 were sales and marketing, escrow, and customer service/warranty personnel and 6 were construction workers. Although none of the Company's employees are covered by collective bargaining agreements, certain of the employees of contractors which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees and contractors are good.

    The Company's success is highly dependent upon the performance of its senior management and, in particular, its President and controlling stockholder, James K. Schuler. The loss of the services of such key personnel would have a material adverse effect on the Company.

    At February 28, 1997, Mr. Schuler owned approximately 57% of the Company's outstanding Common Stock. Due to this ownership position, Mr. Schuler has the ability to control the affairs and policies of the Company and has the ability to elect a sufficient number of directors to control the Board and to approve or disapprove most matters submitted to a vote of stockholders. Furthermore, Mr. Schuler may have conflicts of interest with other stockholders with respect to the affairs and policies of the Company. Mr. Schuler's ownership position, together with the anti-takeover effects of certain provisions contained in the Company's Certificate of Incorporation and Bylaws and the repurchase option of the holders of the Company's Convertible Subordinated Debentures due 2003 (the "Debentures"), may have the effect of delaying, deferring or preventing a change in control of the Company. These factors could have a depressant effect on the market price of the Company's Debentures and Common Stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

    In addition to executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

              NAME                AGE            POSITION
              ----                ---            --------
    Harvey L. Goth . . . . .      64        Senior Vice President of
                                            Acquisitions

    Peter M. Aiello. . . . .      50        Vice President of Design

    Mary K. Flood. . . . . .      51        Vice President of Sales and
                                            Marketing

    Douglas M. Tonokawa. . .      38        Vice President of Finance and
                                            Chief Accounting Officer

    Harvey L. Goth has been the Company's Senior Vice President of Acquisitions since May 1992. Prior to joining the Company, Mr. Goth was President of Malama Pacific Corporation from October 1991 to May 1992 and Executive Vice President of Blackfield Hawaii Corporation from April 1983 to May 1988. Mr. Goth was a development consultant from May 1988 to October 1991 in Hawaii and Nevada. Malama Pacific Corporation is a real estate development company and subsidiary of Hawaiian Electric Industries. Blackfield Hawaii Corporation, also a real estate developer, was a subsidiary of Pacific Enterprises.

    Peter M. Aiello has been the Company's Vice President of Design since April 1993. From 1991 to April 1993, Mr. Aiello served as the Company's Director of Design and Development. Prior to joining the Company, Mr. Aiello served as an independent architectural consultant in Hawaii from 1989 to 1991. From 1986 to 1989, Mr. Aiello was the principal of Peter M. Aiello and Associates, a San Francisco architectural firm. Mr. Aiello is a licensed architect in the states of Hawaii and California.

    Mary K. Flood joined the Company as Director of Sales and Marketing in February 1993. In April 1994, she became the Company's Vice President of Sales and Marketing. From 1984 to February 1993, Ms. Flood held several management positions with Towne Realty and its subsidiaries: Vice President of Sales and Marketing for Towne Realty Brokerage Services, Inc. in Honolulu; Vice President of Marketing for Emerald Marketing, Inc. in Florida; Vice President of Sales and Marketing for Mountain Valley Homes in California; Vice President of Sales and Marketing for Towne Realty in Arizona; and President of Towne and Country Realty in Wisconsin.

    Douglas M. Tonokawa joined the Company as Vice President of Finance in September 1992. From 1982 to September 1992, Mr. Tonokawa was employed at Ernst & Young, a national accounting firm, where he reached the level of Senior Manager. Mr. Tonokawa is a member of the Hawaii Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

ITEM 2.  PROPERTIES.

    At its headquarters in Honolulu, the Company leases approximately 7,300 square feet of office space pursuant to a lease expiring in October 1998. The Company also leases approximately 2,700 square feet of space for its other offices in Hawaii, Northern California and the Pacific Northwest under leases expiring between 1997 and 1999. The Company believes that its office space for its corporate headquarters in Hawaii is suitable and adequate for its needs in the foreseeable future. However, the Company anticipates that as the Northern California and Pacific Northwest divisions expand, office space expansion will also be necessary.

    Melody Homes owns its office building for its corporate headquarters of 11,225 square feet, and leases 1,938 square feet for its Decorating Center under a lease which expires in November, 1997. In addition, Melody Mortgage leases 2,470 square feet of office space for its mortgage operations, under a lease which expires in November, 1997. The Company believes that Melody's office space is suitable and adequate for its needs in the near future. However, if the Colorado homebuilding operations expand, office expansion may also be necessary.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

    In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company believes the claims to be largely without merit, or that meritorious defenses exist, and the litigation is being vigorously defended. However, this litigation is at an early stage of discovery. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

    Prior to its acquisition by the Company, Melody was joined in a class-action lawsuit related to the use of polybutylene plumbing systems and certain alleged defects and deficiencies of such systems. In September 1995, the Denver District Court stayed the action pending the resolution of two similar "national class actions" involving the same group of Plaintiffs as well as manufacturers of polybutylene plumbing systems. The Denver case was stayed to await a finalization of the settlement agreed to in the courts of Tennessee and Alabama, which required the assignment of Plaintiffs' claims to the manufacturers of polybutylene. The Company believes the claims against Melody are without merit and, even if shown to be meritorious, insurance coverage will be available to offset a material portion of any related claims. While the Company presently believes that Melody will not incur any material cost due to this lawsuit, since the litigation is at a very early stage, it can give no assurance that this litigation, if adversely determined to Melody, would not have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted during the fourth quarter of 1996 to vote of security-holders, through the solicitation of proxies or otherwise.

                                       PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock has been quoted on the NASDAQ National Market under the symbol "SHLR" since March 20, 1992. The following table shows the high and low closing sales prices for the Common Stock of the Company for the periods indicated, as reported by the NASDAQ National Market. These prices do not include retail markups, markdowns or commissions.

                                                               HIGH      LOW
                                                               ----      ---
    1995
         Quarter ended March 31, 1995. . . . . .             $14.125   $10.000
         Quarter ended June 30, 1995 . . . . . .              13.375     9.625
         Quarter ended September 30, 1995. . . .              13.375    11.250
         Quarter ended December 31, 1995 . . . .              12.250     7.188

    1996
         Quarter ended March 31, 1996. . . . . .              $8.875    $6.500
         Quarter ended June 30, 1996 . . . . . .               8.000     5.938
         Quarter ended September 30, 1996. . . .               7.250     5.875
         Quarter ended December 31, 1996 . . . .               8.875     5.500

    1997
         Quarter ended March 31, 1997
           (through March 14, 1997). . . . . . .            $  6.875    $5.500

    The closing sale price of the Company's Common Stock as reported on the NASDAQ National Market on March 14, 1997 was $5.50 per share. As of March 14, 1997, there were 213 holders of record of the Company's Common Stock. The Company estimates that as of March 14, 1997, there were approximately 1,800 beneficial holders of the Company's Common Stock.

DIVIDENDS

    The Company anticipates that all future earnings will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's development activities, capital requirements, the general financial condition of the Company and general business conditions. Payment of dividends is also restricted by the Company's credit facility.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.


                                                             Year Ended December 31,
                                          -----------------------------------------------------------
                                          1996         1995         1994         1993          1992
                                          (dollars in thousands, except per share and operating data)

INCOME STATEMENT DATA:
Residential real estate sales (1).....    93,645      132,897      217,266      167,275       78,749

Costs and expenses
  Residential real estate sales  (2)..    76,612      101,356      159,568      113,669       53,689
  Inventory impairment loss (3).......    23,910        9,405          ---          ---          ---
  Selling and commissions.............     7,767        7,333        7,912        4,216        1,683
  General and administrative .........     4,179        4,167        3,510        2,319        1,065
                                      ----------   ----------   ----------    ---------    ---------
    Total costs and expenses..........   112,468      122,261      170,990      120,204       56,437

Income from unconsolidated
   joint ventures.....................       157          967        3,307        1,522          905
                                      ----------   ----------   ----------    ---------    ---------

  Operating income (loss).............   (18,666)      11,603       49,583       48,593       23,217


Other income (expense)................        (9)         462          502          434          879
                                      ----------   ----------   ----------    ---------    ---------

  Income (loss) before provision
    for income taxes..................   (18,675)      12,065       50,085       49,027       24,096
Provision (credit) for income
  taxes...............................    (7,289)       4,703       19,336       19,076        7,386
                                      ----------   ----------   ----------    ---------    ---------

  Net income(loss)....................  $(11,386)      $7,362       $30,749     $29,951      $16,710
                                      ----------   ----------   ----------    ---------    ---------

Net income (loss) per share
(primary).............................    $(0.55)       $0.35        $1.47        $1.49
                                      ----------   ----------   ----------    ---------
Weighted average shares outstanding
  (primary)...........................20,583,860   20,874,177   20,867,215   20,084,606
Net income (loss) per share
  (fully diluted)(4)..................    $(0.55)  $     0.35         1.37     $   1.37
                                      ----------   ----------   ----------    ---------
Weighted average shares outstanding
  (fully diluted)(4)................         N/A          N/A   20,501,205   22,494,325

PRO FORMA INCOME STATEMENT
  DATA(5):

Income before provision for
  income taxes......................                                                         $24,096

Provision for income taxes..........                                                           8,992
                                                                                            --------
Net income..........................                                                        $ 15,104
                                                                                            ========
Net income per share................                                                          $ 0.80

Weighted average shares
  outstanding.......................                                                      18,856,663



OPERATING DATA:

Number of sales closed (6)..........         512(7)       635(8)     1,143(9)       994(10)       579(11)
Average sales price (6).............    $225,000(7)  $225,000(8)  $212,000(9)  $179,000(10)  $143,000(11)


                         See accompanying notes on next page

           DECEMBER 31,
-----------------------------               1996        1995        1994        1993       1992
                                           ------      ------      ------      ------     ------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . .   $  1,619   $   6,147   $   7,855    $ 39,879   $   6,349
Real estate inventories. . . . . . . .    236,569     246,478     209,123     147,486      86,830
Total assets . . . . . . . . . . . . .    267,158     272,342     279,678     214,147     114,282
Notes payable to bank. . . . . . . . .     44,690      36,781      27,717      13,548      17,375
Note payable to others . . . . . . . .          -           -           -           -      14,583
Subordinated note payable to majority
 stockholder . . . . . . . . . . . . .          -          -            -           -       8,696
Total stockholders' equity . . . . . .    157,465     173,851     166,489     135,296      85,858

________________

(1) Revenue from a sale is recognized upon the closing of the sale and when the down payment requirement has been met. See Notes 1 and 2 of Notes to Consolidated Financial Statements.
(2) Includes a pretax contract dispute resolution cost of $8.0 million in 1994. See Note 14 of Notes to Consolidated Financial Statements.
(3) Represents a non-cash charge pursuant to Financial Accounting Standards Board Statement No. 121. See Notes 1 and 3 of Notes to Consolidated Financial Statements.
(4) Computed by adding interest charged to cost of residential real estate sold which is applicable to the Convertible Subordinated Debentures (net of related income taxes) to net income and dividing by the weighted average number of shares outstanding, assuming conversion of all Convertible Subordinated Debentures. The computation of fully diluted earnings per share for 1996 and 1995 excludes the impact of the Convertible Subordinated Debentures, since they would have an antidulitive effect.
(5) The pro forma income statement data reflect the effects on the historical income statement data for each of the periods presented as if the Company had not been treated as an S Corporation for income tax purposes (assuming a 36% to 38% combined effective tax rate).
(6) Includes the closing of sales for which revenues are included in "Sales of residential real estate" on the Company's Consolidated Statements of Operations, 100% of the closings of sales from unconsolidated joint ventures for which the Company's share of net income is included in "Income from unconsolidated joint ventures" on the Company's Consolidated Statements of Operations, and the closings under the Company's

      "zero-down" sales program (started in 1996), for which revenue and profit recognition were deferred until the down payment requirement is met.
(7) Includes the closing of 13 sales in the residential lot projects included in sales of residential real estate at an average sales price of $159,000, the closing of 6 sales in the residential lot project included in income from unconsolidated joint ventures at an average sales price of $119,000 and the closing of 70 "zero-down" sales at an average sales price of $210,000.
(8) Includes the closing of 10 sales in the residential lot projects included in sales of residential real estate at an average sales price of $143,000 and the closing of 2 sales in the residential lot project included in income from unconsolidated joint ventures at an average sales price of $189,000.
(9) Includes the closing of 17 sales in the residential lot projects included in sales of residential real estate at an average sales price of $141,000 and the closing of 8 sales in the residential lot project included in income from unconsolidated joint ventures at an average sales price of $162,000.
(10) Includes the closing of 28 sales in the residential lot projects included in sales of residential real estate at an average sales price of $132,000 and the closing of 30 sales in the residential lot project included in income from unconsolidated joint ventures at an average sales price of $167,000.
(11) Includes the sale of 35 sales in the residential lot projects included in sales of residential real estate at an average sales price of $135,000 and the closing of 26 sales in the residential lot projects included in income from unconsolidated joint ventures at an average sales price of $160,000.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks discussed herein, and other risks detailed in this Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

      The Company's sales of residential real estate decreased from $132.9 million in 1995 to $93.6 million in 1996 a decrease of 29.5%. Sales of residential real estate decreased from $217.3 million in 1994 to $132.9 million 1995, a decrease of 38.8%.

      In 1996, the Company posted net income of $3.2 million prior to the impact of a

$14.6 million non-cash after-tax charge to net income ($23.9 million before tax) pursuant to Financial Accounting Standards Board Statement No. 121 (FASB 121). Subsequent to the impact of the FASB 121 charge, the 1996 net loss totaled $11.4 million. In 1995 and 1994, net income totaled $7.4 million and $30.7 million, respectively.

      The Company's 1996 operating results, when compared to 1995 results, reflect fewer closings of home sales and lower profit margins as a result of the slowdown in Hawaii's residential real estate market. The Company's cost of residential real estate sales as a percentage of sales increased from 76.3% in 1995 to 81.8% in 1996. The increase is attributable to reductions in sales prices (due to price discounts and interest rate buy-downs) and higher construction costs and inventory carrying costs. Sales and marketing costs for 1996 represented approximately 8.3% of sales, as compared to 5.5% in 1995. The Company anticipates that the increased level of costs will continue to impact its profit margins throughout 1997.

      The Company's 1996 closings of home sales and year-end backlog reflects a reduction in the rate of new home sales as compared to previous years, which the Company believes to be the result of the general uncertainty of prospective home
buyers as to, and to their lack of confidence in, Hawaii's economy.   If new
home sales rates persist at their current levels or decline further, the Company's financial results will be adversely affected by fewer closings of home sales, lower revenues and continued pressure on margins.


The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented.

                                                                              PERCENTAGE CHANGE IN
                                                YEAR ENDED DECEMBER 31,       DOLLAR AMOUNTS FROM
                                            ---------------------------  ---------------------------
                                             1996      1995     1994    1995 TO 1996   1994 TO 1995
                                             ----      ----     ----    ------------   ------------
Residential real estate sales. . . . .     100.0%    100.0%    100.0%        (29.5)%        (38.8)%
Costs and expenses
  Residential real estate sales  . . .       81.8      76.3      73.5         (24.4)         (36.5)
  Inventory impairment loss. . . . . .       25.5       7.1       ---          154.2            ---
  Selling and commissions. . . . . . .        8.3       5.5       3.6            5.9          (7.3)
  General and administrative . . . . .        4.5       3.2       1.6            0.3           18.7
                                              ---       ---       ---
    Total costs and expenses . . . . .      120.1      92.1      78.7          (8.0)         (28.5)

Income from unconsolidated joint
  ventures . . . . . . . . . . . . . .        0.2       0.8       1.5         (83.8)         (70.8)
                                              ---       ---       ---
    Operating income (loss). . . . . .      (19.9)      8.7      22.8        (260.9)         (76.6)
Other income (expense) . . . . . . . .        ---       0.4       0.2           36.8            8.0

Income (loss) before provision for . .      (19.9)      9.1      23.0        (254.8)         (75.8)
   income taxes                              ----       ---      ----


Provision (credit) for income taxes  .       (7.8)      3.5       8.9        (255.0)         (75.6)
                                             ----      ----     -----
     Net income (loss) . . . . . . . .      (12.1)%     5.6%     14.1%       (254.7)%        (75.9)%
                                             ----      ----      ----

RESULTS OF OPERATIONS

   RESIDENTIAL REAL ESTATE SALES

    The Company's sales of residential real estate in 1996 were $93.6 million, a decrease of $39.3 million or 29.5% as compared to 1995 sales of $132.9 million. Sales of residential real estate in 1995 of $132.9 million decreased by $84.4 million or 38.8% over 1994 sales of residential real estate of $217.3 million. The decreases from year to year are primarily attributable to fewer closings of home sales.

    Included in residential real estate sales (revenues recognized) are the closings of 392, 559 and 951 sales (excluding the closing of 52,76 and 192 sales, which represent 100% of the sales in the Company's 50% joint venture projects) at an average sales price of $238,000, $238,000 and $228,000 (net of sales price discounts) during 1996, 1995 and 1994, respectively. The average sales price of homes and lots closed during periods is reflective of the different mix of projects in which closings occurred, offset in part by increases in sales price discounts allowed, particularly in 1995 and 1996, in order to stimulate home sales activity.

    The number of home sales closed in 1996 and 1995 is significantly lower than the number of home sales closed in 1994, primarily as a result of the reduction in home sales rates in 1996 and 1995 as compared to 1994. The Company believes the reduction in the rate of new home sales to be the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. Although the Company believes that the Hawaiian economy has shown signs of recovery, particularly in the tourism industry, the Company's rate of new home sales has not improved. If new home sales rates persist at their current levels or decline further, the Company's financial results will be adversely affected by fewer closings of home sales, lower revenues and continued pressure on margins.

    Historically, the Company had focused extensively on the sale of low-rise, multi-family condominiums. During the past few years, the Company has expanded its operations to include the sale of an increased number of single-family homes and a higher proportion of sales of homes on Oahu priced at the low to moderate end of the market as opposed to those subject to governmentally imposed price limitations. Both of these factors have increased the average sales price of the Company's home sales closed in previous years. For example, the Company is currently offering single-family homes for sale on Oahu, with prices ranging from $199,000 to $445,000. As a result of the increase in the average price per home, the Company expects that prices for a portion of its homes and lots will exceed current lending limits for FHA insured loans, which has historically been the method by which the majority of its home sales have been financed. The unavailability of FHA insured loans could adversely affect demand for such homes. No assurances can be given that the Company will experience the same degree of success in selling its homes and lots that it has experienced in the past.

    For fiscal years ended 1996, 1995 and 1994, approximately 13%, 12% and 33%, respectively, of the Company's total revenue in those periods were attributable to homes sold by the Company on land originally acquired from land developers with specified affordable housing requirements. The balance of such revenues was attributable primarily to affordably priced homes sold by the Company on land not subject to specified governmentally imposed affordable housing requirements. The Company anticipates that total revenue attributable to homes sold by the Company on land originally acquired by land developers with specified affordable housing requirements will comprise a smaller percentage of total revenues in the future than in 1994. The Company anticipates that approximately 33% of homes to be developed on land which is owned by the Company in Hawaii or subject to pending land purchase contracts at December 31, 1996 will be subject to specified governmentally imposed affordable housing requirements. Certain of the Company's currently planned projects, as well as future projects, are anticipated to be longer term in nature than those developed in the past by the Company. The increased length of such projects further exposes the Company to the risks inherent in the homebuilding industry, including reductions in the value of land inventory. See "Item 1. Business-The Homebuilding Industry."

    Historically, Hawaii's unemployment rate has generally been lower than the U.S. national average. However, in recent years Hawaii's unemployment rate has been comparable to the national average. Any increases in Hawaii's unemployment rate or lack of job growth may adversely affect future demand for new homes. In addition, increases in mortgage rates impact the home buyer's ability to qualify for mortgage loans, which could adversely affect demand for new homes.
Increases in mortgage rates may also reduce the sales price ceilings established on homes which are subject to governmentally imposed affordable housing requirements in Hawaii. The affordable prices are generally determined at a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria.

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

    Cost of residential real estate sales decreased to approximately $76.6 million during 1996 from approximately $101.4 million during 1995, representing a decrease of approximately $24.7 million or 24.4%. This decrease in 1996 as compared to 1995 is the result of a lower number of closings of home sales, offset in part by a higher cost of residential real estate sales as a percentage of sales.

    Cost of residential real estate sales as a percentage of sales increased to 81.8% in 1996 from 76.3% in 1995, approximately half of the increase being attributable to an increased level of price discounts to home buyers, with the remainder attributable to higher construction and inventory carrying costs. The Company anticipates this increased level of costs will continue to affect its operating results in future periods and no assurances can be given that costs will not increase to even greater levels than reached in the past.

    Cost of residential real estate sales decreased to approximately $101.4 million during 1995 from approximately $159.6 million during the same period in 1994, representing a decrease of approximately $58.2 million or 36.5%. The decrease in the cost of residential real estate sold resulted from the lower number of sales closed in

1995, offset in part by an increase in cost of residential real estate sold as a percentage of sales to 76.3% in 1995 from 73.5% in 1994. The 2.8% increase in cost of residential real estate sales as a percentage of sales relates to increases in construction costs largely attributable to building code changes, higher materials and labor costs and the expiration in 1994 of certain excise tax exemptions, and to increased financing costs as a component of inventory which reflects the slower inventory turnover rate in 1995 as compared to 1994.

    During the quarter ended June 30, 1995, the general contractor on several of the Company's projects assigned its subcontracts to the Company. As a result, Lokelani Construction Corporation (LCC), a previously inactive general contractor wholly-owned by the Company, became the general contractor for the affected projects. In addition, the Company is using LCC as the general contractor for one of its new phases at the Waikele project and plans to use LCC on future projects. Although the Company believes that it has the ability to operate as a general contractor and successfully complete these projects, it has little historical experience to draw upon and, consequently, no assurances can be given that unanticipated cost increases or delays will not be experienced.

    The Company's Salt Lake project involves the construction of high-rise condominium structures of up to 22 levels, which is a departure from the Company's historical emphasis on low-rise construction. At this project, the Company used a pre-cast concrete construction system which is new to both the Company and the State of Hawaii. Although this system of high-rise construction may be less costly than traditional high-rise construction methods, the pre-cast method is more expensive than low-rise construction. As a result, the profit margins for this project are lower than those experienced at most of the Company's other projects.

    In late 1994, the Company initiated arbitration proceedings in Honolulu against the general contractor at its Salt Lake project. The arbitration proceedings primarily pertained to claims made by (I) the general contractor for additional compensation attributable to changes made to the scope of work originally contemplated by the construction contract, partially offset by reductions authorized by the Company and (ii) each party for losses incurred in the administration of the contract. While the Company believes that most of the claims asserted by the general contractor in the arbitration proceedings were without merit, the Company also began to recognize that its ability to work with the joint venture contractor in an efficient and cost-productive manner had been eroded by the existence of the arbitration proceeding. On the basis of these and other factors, the Company engaged in settlement discussions with the general contractor and the parties reached a settlement of the dispute in February, 1995. This resolution resulted in the Company incurring a pre-tax charge in the 1994 fourth quarter of $8.0 million, which was paid in February, 1995.

    Total interest incurred during 1996, 1995 and 1994 was approximately $7.9 million, $5.8 million, and $6.6 million, respectively. All amounts incurred, except for approximately $270,000 in 1996, were capitalized to development projects. The increase in interest incurred from 1995 to 1996 is primarily the result of higher average debt outstanding. The decrease in interest incurred from 1994 to 1995 is primarily the result of a decrease in average debt
outstanding offset in part by higher interest rates.   Average debt outstanding
in 1996, 1995 and 1994 was approximately $112 million, $83.0 million and $99.7 million, respectively. The Company's average interest rate for

1996, 1995 and 1994 was approximately 7.0%, 7.0% and 6.6%, respectively.

    The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COSTS AND EXPENSES - INVENTORY IMPAIRMENT LOSS

    During the fourth quarter of 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which changes the method that companies must use to value long-lived assets, including homebuilding inventories. Previously, accounting standards required companies to carry inventories at the lower of cost or net realizable value. Under the new standard, inventories which are substantially completed are carried at the lower of cost or fair value less selling cost, determined by applying a risk adjusted discount rate to estimates of future cash flows, a more conservative measurement than net realizable value. Also under the new standard, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated.

    Pursuant to the adoption of FASB Statement No. 121, the Company recognized an impairment loss of $9.4 million ($5.7 million after-tax) in 1995, which relates to completed inventories at December 31, 1995. The Company's completed inventory comprised a larger component of total inventory as of December 31, 1995 as compared to December 31, 1994, with substantially all of the increase occurring during the fourth quarter of 1995. During 1996, the Company recognized an impairment loss of $23.9 million, ($14.6 million after-tax) primarily related to a) an increase in completed inventories due to the substantial completion of a high-rise project and b) the decline experienced by the Company in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects, on some of which, impairment losses were recognized in 1995. No losses were recognized on land held for future development or inventories under current development. However, further decline in new home sales could result in the recognition of additional impairment losses in the future.

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

COSTS AND EXPENSES - SELLING AND COMMISSIONS

    Sales and marketing costs represented approximately 8.3%, 5.5% and 3.6% of sales of residential real estate during 1996, 1995 and 1994, respectively. The increase is a result of increases in sales incentives offered to buyers, and general increases in sales and marketing costs, specifically relating to higher commissions and advertising costs incurred as a percentage of sales.


    COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

    General and administrative expense remained relatively stable in 1996 as compared to 1995. General and administrative expense increased by $657,000 or 18.7% during 1995 as compared to 1994 primarily due to the increase of development activities throughout 1994 and corresponding increase in the number of administrative and executive employees, the expansion of the Company's office space in November 1993, and higher insurance costs in 1995. As a percentage of sales of residential real estate, general and administrative expense was 4.5%,
3.2 and 1.6% during 1996, 1995 and 1994, respectively, reflecting the decrease in sales of residential real estate experienced from year to year.


     INCOME FROM UNCONSOLIDATED JOINT VENTURES

    Income from unconsolidated joint ventures primarily represents the Company's 50% interest in the operations of Waiakoa Estates Subdivision Joint Venture and Iao Partners, joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively. The decrease in this income during 1995 and 1996 is primarily the result of the closing of fewer homes, the deferral of profit under a "zero-down" sales program and lower profit margins realized for the Iao Parkside project, due to increases in construction and sales and marketing costs.


     OTHER INCOME (EXPENSE)

    Other income is primarily composed of interest income earned on cash balances and notes receivable. Other income was $292,000, $462,000, and $502,000 in 1996, 1995 and 1994, respectively. The fluctuations between years is primarily the result of varying cash and notes receivable balances during the periods. Offsetting the other income in 1996 is approximately $301,000 of financing costs (including primarily interest of approximately $270,000) expensed and not capitalized in 1996.

     PROVISION FOR INCOME TAXES

    The effective combined tax rates were approximately 39.0% in 1996 and 1995 and 38.6% in 1994.

     NET INCOME (LOSS) PER SHARE

    Net income (loss) per share was $(0.55) primary and fully diluted in 1996, $0.35 (primary and fully diluted) in 1995 and $1.47 (primary) and $1.37 (fully diluted) in 1994. Weighted average common shares outstanding increased from 20,867,215 (primary) and 23,501,205 (fully diluted) in 1994 to 20,874,177
(primary) in 1995 to 20,583,860 (primary) in 1996. The decrease in weighted average shares outstanding is primarily due to the repurchase of 774,000 shares
of the Company's Common Stock during 1996.   The computation of fully diluted
earnings per share for the year ended December 31, 1996 and 1995 excludes the impact of the convertible debentures, since they would have an antidulitive effect.

VARIABILITY OF RESULTS

    The Company has experienced, and expects to continue to experience, significant variability in sales and net income. For example, the Company's sales of residential real estate for each of the four quarters ended December 31, 1995, ranged from approximately $26.8 million to $39.5 million and for each of the four quarters ended December 31, 1996, ranged from approximately $20.0 million to $29.8 million. The Company's net income (loss) for each of the four quarters ended December 31, 1995, ranged from a (loss) of approximately ($3.1) million (after giving effect to the $5.7 million after-tax charge relating to FASB 121) to net income of $4.7 million and for each of the four quarters ended December 31, 1996, ranged from a net loss of approximately $13.1 million (after giving effect to the $14.6 million after-tax charge relating to FASB 121) to net income of $948,000. Factors that contribute to variability of the Company's results include:
 the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; the Company's ability to continue to acquire additional land on favorable terms for future developments; the condition of Hawaii's real estate market and Hawaii's economy in general; the cyclical nature of the homebuilding industry and changes in prevailing interest rates; costs of material and labor; and delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

    The Company has expanded into other selected residential housing markets of the United States (see "Item 1. Business-General") and it will continue to consider further expansion into other selected residential housing markets of the United States mainland and into certain foreign countries and into other homebuilding related industries. No assurances can be given that the Company will be able to successfully establish operations outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.

BACKLOG

    The Company's homes are generally offered for sale in advance of their construction upon applicable regulatory approval and sold pursuant to standard sales contracts. The Company's standard sales contract may be canceled by the buyer at any time prior to closing. The Company does not recognize revenues on homes covered by such contracts until the sales are closed. Homes covered by such sales contracts are considered by the Company as its backlog.

    The following table sets forth the Company's backlog (for both homes and residential lots) at December 31, 1996, 1995 and 1994.

           DECEMBER 31, 1996        DECEMBER 31, 1995       DECEMBER 31, 1994
          --------------------     -------------------      -----------------
                    AGGREGATE                AGGREGATE               AGGREGATE
           NUMBER  SALES VALUE      NUMBER  SALES VALUE     NUMBER  SALES VALUE
           ------  -----------      ------  -----------     ------  -----------
Homes. .     74   $17,644,000        126   $29,019,000        220   $51,440,000

Lots . .      4       633,000         11     1,903,000         24   $ 3,793,000
             ---   -----------        ---   -----------        ---   -----------
             78   $18,277,000        137   $30,922,000        244   $55,233,000
             ---   -----------        ---   -----------        ---   -----------
             ---   -----------        ---   -----------        ---   -----------

    The reduction in backlog as of December 31, 1996 and 1995 as compared to backlog as of December 31, 1994 reflects the lower rate of new home sales and higher cancellation rates experienced by the Company in 1996 and 1995 as compared to 1994, which the Company believes to be attributable to the uncertainty of prospective home buyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

         Due to the lower sales rates experienced in 1996 and 1995 as compared to 1994, the portion of inventory representing completed inventory increased from $27.6 million as of December 31, 1994 to $65.7 million and $77.0 million as of December 31, 1996 and 1995, respectively. At December 31, 1996, $40.8 million of the completed inventory exists as a result of the Company's contractual commitment to construct homes at its high-rise condominium project (Country Club Villages) in Salt Lake on Oahu.

         The average sales prices of the homes comprising backlog at December 31, 1996, 1995, and 1994 were $238,000, $230,000 and $234,000, respectively.
Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes 100% of the backlog of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the Company's two joint ventures developing the Waiakoa Kai Estate and Iao Parkside projects, respectively.

INFLATION

    The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and costs of labor and materials. The Company attempts to pass through to its buyers any increases in its costs through increased selling prices and, to date, inflation has not had a material adverse impact on the Company's results of operations. However, the recently observed reduction in sale rates in Hawaii may inhibit the Company's ability to pass through to its buyers any increases in its costs in the future. There is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

FASB STATEMENT NO. 121

    During the fourth quarter of 1995, the Company changed its method of accounting for the carrying amount of its real estate inventories by adopting FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." There was no cumulative effect of adopting FASB Statement No. 121. See "-Results of Operations - Costs and Expenses - Inventory Impairment Loss."

LIQUIDITY AND CAPITAL RESOURCES

    In early 1993, the Company issued $57.5 million in 6.5% Convertible Subordinated Debentures due 2003. The net proceeds to the Company from this offering were approximately $55.2 million. The Debentures are convertible into Common Stock of the Company at any time prior to maturity, unless previously redeemed, at $21.83 per share, subject to adjustment in certain events.

    In the fourth quarter of 1993, the Company consummated a public offering of 805,000 shares of its Common Stock. The net proceeds to the Company from this offering were approximately $18.5 million.

    In March 1996, the Company executed a new Credit Agreement, which replaced the $50 million line of credit with a $110 million unsecured revolving line of credit facility on March 29, 1996. This facility was amended in January 1997 to authorize the use of the line for the acquisition of Melody Homes and Mortgage. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6-month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. In October 1996, the Company entered into an interest rate swap to pay LIBOR of 5.89% (fixed over 5 years) on $30 million while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 8%, the swap reverses for that payment period and no interest payments are exchanged. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of December 31, 1996, the Company met such financial ratios and covenants.
At December 31, 1996, $65.3 million of the Company's line of credit was unused, of which $836,000 is restricted to withdrawal for specific project costs and letters of credit. At February 28, 1997, $24.1 million is available to borrow on the line of credit, of which $0.8 million is restricted to withdrawal for specific project costs and letters of credit. In March 1997, the Company increased its line of credit by approximately $27.6 million from $110 million to $137.6 million, and extended the facility to July 1, 1999, with an option for the lenders to extend the term for an additional year.

    Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At December 31, 1996, notes payable to its bank amounted to approximately $44.7 million. Peak borrowings in 1996, including bank borrowings and the Company's Convertible Subordinated Debentures due 2003 were $126 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of Common Stock, cash flow from operations, its available bank credit facilities and financing by the seller of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. Prior to 1996, all of the Company's bank borrowings had been from First Hawaiian Bank. With the establishment of the $110 million facility, the Company has expanded its banking relationships to include four major banks in addition to First Hawaiian Bank. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes that virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with new federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

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

    During the period from January 1, 1997 to March 14, 1997, the Company closed the purchase of several parcels of land in Northern California and the Pacific Northwest for a total of $7.5 million. In addition, as of March 14, 1997, the Company had entered into contracts to purchase several parcels of land in Hawaii, Northern California and the Pacific Northwest for an aggregate of approximately $15.7 million. No assurances can be given that any of these land parcels will be acquired.

    The Company believes that cash flow from operations, and borrowings under its current and anticipated credit facilities will provide adequate cash to fund the Company's operations at least through 1997.

    In May 1996, the Company adopted a stock repurchase program to reacquire up to an aggregate of $5 million of its outstanding common stock through December 31, 1996. In September 1996, the Company completed its repurchase of 774,000 shares at a cost of $5 million.

    On January 8, 1997, the Company completed the acquisition of Melody Homes, Inc. ("Melody"), a homebuilder in the Denver metropolitan area, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The Company funded the purchase and refinanced a portion of Melody's loans using its current unsecured revolving line of credit facility. Upon the finalization of the increase in the Company's unsecured revolving line of credit, all of Melody's loans were refinanced by the Company's line of credit.

    As of February 28, 1997, total loans outstanding (including Melody loans) equaled $158.7 million, comprised of $57.5 million in convertible subordinated debentures and notes payable to banks of $101.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations for years ended

   December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for years

   ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for years ended

   December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

SCHEDULES

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schuler Homes, Inc.

We have audited the accompanying consolidated balance sheets of Schuler Homes, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuler Homes, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP


Honolulu, Hawaii
March 7 , 1997

                                 SCHULER HOMES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                                              December 31
                                                                ------------------------------------

                                                                        1996                1995
                                                                        ----                ----
ASSETS
------

Cash and cash equivalents. . . . . . . . . . . . . . . . .      $     1,619,000      $    6,147,000

Receivables (Note 1) . . . . . . . . . . . . . . . . . . .              425,000             517,000

Prepaid income taxes . . . . . . . . . . . . . . . . . . .            2,604,000             557,000

Amount due from affiliate (Note 7) . . . . . . . . . . . .               26,000              25,000

Real estate inventories (Note 3) . . . . . . . . . . . . .          236,569,000         246,478,000

Investments in unconsolidated joint ventures  (Note 9) . .           11,611,000          11,833,000

Deposits . . . . . . . . . . . . . . . . . . . . . . . . .              483,000           1,001,000

Deferred offering costs (Note 9) . . . . . . . . . . . . .            1,399,000           1,628,000

Notes receivable (Note 2). . . . . . . . . . . . . . . . .            3,944,000           1,329,000

Deferred income taxes (Note 6) . . . . . . . . . . . . . .            7,356,000           1,818,000

Other assets . . . . . . . . . . . . . . . . . . . . . . .            1,122,000           1,009,000
                                                                   ------------        ------------

Total assets . . . . . . . . . . . . . . . . . . . . . . .         $267,158,000        $272,342,000
                                                                   ------------        ------------
                                                                   ------------        ------------

                                                                              December 31
                                                                ------------------------------------

                                                                        1996                1995
                                                                        ----                ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable . . . . . . . . . . . . . . . . . . . . .            $ 593,000          $1,013,000
Accrued expenses . . . . . . . . . . . . . . . . . . . . .            6,910,000          3,197,000
Notes payable to bank (Note 5) . . . . . . . . . . . . . .           44,690,000          36,781,000
Convertible subordinated debentures (Note 9) . . . . . . .           57,500,000          57,500,000
                                                                    -----------          ----------
Total liabilities. . . . . . . . . . . . . . . . . . . . .          109,693,000          98,491,000

Commitments and contingencies (Notes 5 and 10) . . . . . .

Stockholders' equity  (Notes 1, 8 and 9) :
    Common stock, $.01 par value; 30,000,000
    shares authorized; 20,874,177 shares issued
    at December 31, 1996 and 1995  . . . . . . . . . . . .              209,000             209,000

    Additional paid-in capital . . . . . . . . . . . . . .           93,096,000          93,096,000


    Retained earnings. . . . . . . . . . . . . . . . . . .           69,160,000          80,546,000

    Treasury stock, at cost; 774,000 shares at
      December 31, 1996. . . . . . . . . . . . . . . . . .           (5,000,000)                 --
                                                                    -----------         -----------
Total stockholders' equity . . . . . . . . . . . . . . . .          157,465,000         173,851,000

Total liabilities and stockholders' equity . . . . . . . .         $267,158,000        $272,342,000
                                                                   ------------        ------------
                                                                   ------------        ------------



                               SEE ACCOMPANYING NOTES.

                                 SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Year ended December 31,
                                                              -------------------------------------------
                                                                   1996           1995           1994
                                                                   ----           ----           ----
Residential real estate sales. . . . . . . . . . . . . . .   $  93,645,000   $132,897,000   $217,266,000

Costs and expenses
  Residential real estate sales. . . . . . . . . . . . . .      76,612,000    101,356,000    159,568,000
  Inventory impairment loss (Note 3) . . . . . . . . . . .      23,910,000      9,405,000             --
  Selling and commissions. . . . . . . . . . . . . . . . .       7,767,000      7,333,000      7,912,000
  General and administrative (Note 7). . . . . . . . . . .       4,179,000      4,167,000      3,510,000
                                                               -----------    -----------     ----------
     Total costs and expenses. . . . . . . . . . . . . . .     112,468,000    122,261,000    170,990,000

Income from unconsolidated joint ventures (Note 4) . . . .         157,000        967,000      3,307,000
                                                               -----------    -----------     ----------

  Operating income (loss). . . . . . . . . . . . . . . . .     (18,666,000)    11,603,000     49,583,000

Other income(expense). . . . . . . . . . . . . . . . . . .          (9,000)       462,000        502,000
                                                               -----------    -----------     ----------

   Income (loss) before provision for income taxes . . . .     (18,675,000)    12,065,000     50,085,000
Provision (credit) for income taxes (Note 6) . . . . . . .      (7,289,000)     4,703,000     19,336,000
                                                               -----------    -----------     ----------

   Net income (loss) . . . . . . . . . . . . . . . . . . .   $ (11,386,000)  $  7,362,000   $ 30,749,000
                                                               -----------    -----------     ----------
                                                               -----------    -----------     ----------
Net income (loss) per share (Note 11):
   Primary . . . . . . . . . . . . . . . . . . . . . . . .   $       (0.55)  $       0.35   $       1.47
                                                               -----------    -----------     ----------
                                                               -----------    -----------     ----------
   Fully diluted . . . . . . . . . . . . . . . . . . . . .   $       (0.55)  $       0.35   $       1.37
                                                               -----------    -----------     ----------
                                                               -----------    -----------     ----------




                           SEE ACCOMPANYING NOTES.

                             SCHULER HOMES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Additional
                                                   Common Stock              paid-in       Retained       Treasury
                                               Shares          Amount        capital       earnings         Stock         Total
                                            --------------------------    -----------    -----------     ----------   ------------
Balance at December 31, 1993 . . . . .      20,845,497       $209,000    $92,652,000    $42,435,000     $      ---   $135,296,000

Issuance of common stock from
 exercise of stock options (Note 8). .          28,680            ---        444,000            ---            ---        444,000

Net income . . . . . . . . . . . . . .             ---             --            ---     30,749,000            ---     30,749,000
                                            ----------        -------     ----------     ----------     ----------    -----------

Balance at December 31, 1994 . . . . .      20,874,177        209,000     93,096,000     73,184,000            ---    166,489,000

Net income . . . . . . . . . . . . . .              --             --            ---      7,362,000            ---      7,362,000
                                            ----------        -------     ----------     ----------     ----------    -----------

Balance at December 31, 1995 . . . . .      20,874,177        209,000     93,096,000    $80,546,000            ---   $173,851,000

Reacquisition of the Company's
  common stock . . . . . . . . . . . .        (774,000)           ---            ---            ---     (5,000,000)    (5,000,000)

Net loss . . . . . . . . . . . . . . .              -             ---            ---    (11,386,000)           ---    (11,386,000)
                                            ----------        -------     ----------     ----------     ----------    -----------

Balance at December 31, 1996 . . . . .      20,100,177       $209,000    $93,096,000    $69,160,000    $(5,000,000)  $157,465,000
                                            ----------        -------     ----------     ----------     ----------    -----------
                                            ----------        -------     ----------     ----------     ----------    -----------




                                SEE ACCOMPANYING NOTES

                                 SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                               -------------------------
                                                                       1996            1995           1994
                                                                   -------------    ----------    -----------
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .   $(11,386,000)    $7,362,000    $30,749,000
Adjustment to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization expense . . . . . . . . . . . .        187,000        147,000        116,000
   Income from unconsolidated joint venture (undistributed). . .        (72,000)    (1,067,000)    (3,028,000)
   Sales financed by Company . . . . . . . . . . . . . . . . . .       (152,000)      (245,000)       (12,000)
   Principal payments of notes receivable. . . . . . . . . . . .        190,000        424,000        947,000
Changes in assets and liabilities:
   (Increase) decrease in receivables. . . . . . . . . . . . . .         92,000     40,628,000    (36,781,000)
   (Increase) in prepaid income taxes. . . . . . . . . . . . . .     (2,047,000)      (557,000)           ---
   (Increase) decrease in deposits . . . . . . . . . . . . . . .        518,000       (901,000)     4,200,000
   (Increase) decrease in real estate inventories. . . . . . . .     11,746,000    (36,286,000)   (37,616,000)
   (Increase) decrease in other assets . . . . . . . . . . . . .       (261,000)        27,000        107,000
   Increase (decrease) in accounts payable . . . . . . . . . . .       (420,000)       158,000       (755,000)
   (Decrease) in accrued expenses. . . . . . . . . . . . . . . .       (777,000)    (1,358,000)      (548,000)
   Change in deferred income taxes . . . . . . . . . . . . . . .     (5,538,000)      (418,000)    (2,490,000)
   Increase (decrease) in contract dispute
     resolution cost payable . . . . . . . . . . . . . . . . . .            ---     (7,979,000)     7,979,000
                                                                     ----------     ----------     ----------
      Net cash used in operating activities. . . . . . . . . . .     (7,920,000)       (65,000)   (37,132,000)

INVESTING ACTIVITIES
Investments in unconsolidated joint ventures . . . . . . . . . .            ---       (205,000)      (178,000)
Advances to unconsolidated joint ventures. . . . . . . . . . . .     (4,082,000)      (562,000)    (1,761,000)
Repayments of advances to unconsolidated joint ventures. . . . .      4,248,000        239,000      1,615,000
Capital distributions from unconsolidated joint venture. . . . .        128,000      4,301,000        231,000
Purchase of property and equipment . . . . . . . . . . . . . . .        (39,000)      (141,000)      (188,000)
                                                                     ----------     ----------     ----------
      Net cash provided by (used in) investing activities. . . .        255,000      3,632,000       (281,000)

FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . .    115,723,000    151,021,000    140,303,000
Principal payments on bank borrowings. . . . . . . . . . . . . .   (107,814,000)  (141,957,000)  (126,134,000)
Principal payments on note payable to others . . . . . . . . . .            ---    (14,583,000)    (9,438,000)
Advances to affiliates . . . . . . . . . . . . . . . . . . . . .       (116,000)      (109,000)      (163,000)
Repayment of advances from affiliates. . . . . . . . . . . . . .        115,000        123,000        147,000
Decrease in deferred offering costs. . . . . . . . . . . . . . .        229,000        230,000        230,000
Proceeds from issuance of common stock
  from exercise of stock options . . . . . . . . . . . . . . . .            ---          -----        444,000
Reacquisition of the Company's common stock. . . . . . . . . . .     (5,000,000)          ----            ---
                                                                     ----------     ----------     ----------
   Net cash provided by (used in) financing activities . . . . .      3,137,000     (5,275,000)     5,389,000
                                                                     ----------     ----------     ----------

(Decrease) in cash . . . . . . . . . . . . . . . . . . . . . . .     (4,528,000)    (1,708,000)   (32,024,000)

Cash and cash equivalents (restricted) at beginning of period. .      6,147,000      7,855,000     39,879,000
                                                                     ----------     ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . .     $1,619,000     $6,147,000     $7,855,000
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------



                                SEE ACCOMPANYING NOTES

                                 SCHULER HOMES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Schuler Homes, Inc. (the Company) was incorporated in Hawaii in March 1988 and, during January 1992, was reincorporated in Delaware. On March 20,1992, the Company sold 5,175,000 shares of common stock at $15.50 per share through an initial public offering, raising $73,224,000, net of total offering costs of $6,989,000. In late 1993, the Company sold 805,000 shares of common stock at $24.25 per share through a public offering, raising $18,545,000, net of total offering costs $976,000.

The Company is engaged in the development and sale of residential real estate in Hawaii, and has recently initiated operations in California, Oregon and the state of Washington.

The Company has ownership interests in the following entities:

    Schuler Homes of California, Inc., a wholly-owned subsidiary incorporated in California - This entity has committed to acquire land for the development and sale of residential real estate in California. This entity was formed in June, 1996.

    Schuler Homes of Washington, Inc., a wholly-owned subsidiary incorporated in the state of Washington - This entity has purchased land and is committed to purchase land for the development and sale of residential real estate in the state of Washington. This entity was formed in August, 1996.

    Schuler Homes of Oregon, Inc., a wholly-owned subsidiary incorporated in Oregon - This entity is in the process of identifying land to acquire for the development and sale of residential real estate in Oregon. This entity was formed in October, 1996.

    Schuler Realty/Maui, Inc., a wholly-owned subsidiary incorporated in Hawaii
    - This entity provides sales services in connection with the Company's projects on the island of Maui.

     Schuler Realty/Oahu, Inc., a wholly-owned subsidiary incorporated in Hawaii - This entity provides sales services in connection with the Company's projects on the island of Oahu.

    Lokelani Construction Corporation, a wholly-owned subsidiary incorporated in Delaware - This entity serves as the general contractor on certain of the Company's projects. See Note 3.

    Waiakoa Estates Subdivision Joint Venture (WESJV), an unincorporated joint venture - The Company has a 50% interest in WESJV, which is engaged in the development and sale of residential lots on the island of Maui.

    Iao Partners (Iao), a general partnership - The Company has a 50% interest in Iao, which is engaged in the development and sale of residential projects on the island of Maui.

                                 SCHULER HOMES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments (less than 3 months) to be cash equivalents.

RECEIVABLES

Receivables consist primarily of proceeds from sales which closed shortly prior to year-end and were received from escrow by the Company shortly after year-end and. At December 31, 1994, the contractor for one of the Company's projects had not signed the lien indemnity for the title insurance company. To protect itself against liens, while still providing clear title to the buyers of homes developed by the Company, the title company had not released sales proceeds to the Company. At December 31, 1994, there were sales proceeds in escrow on this project of $40,700,000. Subsequent to December 31, 1994, the lien indemnity was signed and the full amount of the sales proceeds was released from escrow (Note
14).

REAL ESTATE INVENTORIES

Real estate inventories consist of raw land, lots under development, houses under construction and completed homes. Prior to 1995, these assets were carried at the lower of cost or estimated net realizable value. Estimated net realizable value represented management's estimates, based on management's plans and intentions, of sale prices less disposition costs, assuming that disposition occurred in the normal course of business. During the fourth quarter of 1995, the Company changed its method of accounting for the carrying amount of its real estate inventories by adopting FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the new standard, inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows, resulting in a lower value than under the net realizable value method previously required. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated. There was no cumulative effect of adopting FASB Statement No. 121.

                                 SCHULER HOMES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


The estimates of future cash flows require significant judgment relating to level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and economic and real estate market conditions in general. Accordingly, there exists at any date, a reasonable possibility that changes in estimates will occur in subsequent periods.

All direct and indirect land costs, all development and construction costs, and applicable carrying charges (primarily interest) are capitalized to real estate projects during the development period. The capitalized costs are assigned to individual components of projects based on specific identification, if practicable, or allotted based on relative sales value (in accordance with FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects"). Selling expenses and other marketing costs are expensed in the period incurred and are included in cost of residential real estate sold in the accompanying consolidated statements of operations.

UNCONSOLIDATED JOINT VENTURES

Investments in unconsolidated joint ventures consist of the Company's interest in real estate ventures, and are accounted for using the equity method.

DEPOSITS

Deposits consist of amounts paid relating to potential purchases of land.

SALES AND PROFIT RECOGNITION

A sale is generally recorded and profit recognized when closings have occurred and a buyer has met down payment and continuing investment criteria required by generally accepted accounting principles.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation.

2.  NOTES RECEIVABLE

Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to home buyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is met. Revenue and gross profit deferred on such transactions during the year ended December 31, 1996 was $14,731,000 and $2,005,000, respectively. Cash of $11,200,000 was received from buyers' third party lenders in connection with "zero-down" sales during the year ended December 31, 1996.

                                 SCHULER HOMES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

       3.  REAL ESTATE INVENTORIES

       Real estate inventories consist of the following:


                                                           December 31,
                                                 ------------------------------
                                                    1996               1995
                                                    ----               ----
   Unimproved land held for future
     development. . . . . . . . . . . .          $40,940,000        $42,221,000

   Development projects in progress . .          129,967,000        127,240,000
   Completed inventory (including lots
     held for sale). . . . . . . . . . .          65,662,000         77,017,000
                                                 -----------        -----------
                                                $236,569,000       $246,478,000
                                                ============       ============


       Completed inventory includes residential units which are substantially ready for occupancy.

       In February 1994, the Company purchased land for future residential development on the island of Oahu for approximately $48,000,000, including a note payable of $25,000,000 to the seller. The interest rate on the note was at the prime rate and was secured by a mortgage on the purchased land. The Company made a principal payment of $10,000000 in August 1994, and final payment on the note was made in 1995. The purchased property included 73 homes at various stages of completion in the construction process. Incidental to this transaction, the seller transferred ownership of 100% of the common stock of Lokelani Construction Corporation, the contractor for the 73 homes in progress, to the Company. The assets and operations of Lokelani Construction Corporation were not material to the Company in February 1994.

       Pursuant to the adoption of FASB Statement No. 121, the Company recognized an impairment loss of $9,405,000 in 1995, which relates to completed inventories at December 31, 1995. The Company's completed inventory comprised a larger component of total inventory as of December 31, 1995 as compared to December 31, 1994, with substantially all of the increase occurring during the fourth quarter of 1995.
       During 1996, the Company recognized an impairment loss of $23,910,000, primarily related to a) an increase in completed inventories due to the substantial completion of a high-rise project and b) the decline experienced by the Company in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects, on some of which, impairment losses were recognized in 1995. No losses were recognized on land held for future development or inventories under current development.

                              SCHULER HOMES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

       4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

       Condensed combined financial information as of December 31, 1996, 1995 and 1994 and for the years then ended are as follows:

                                      1996            1995            1994
                                 -----------     -----------      ----------
Assets (primarily real estate
 inventory) . . . . . . . . .    $17,074,000     $17,189,000     $20,281,000

Liabilities . . . . . . . . .        155,000         272,000         190,000
                                 -----------     -----------      ----------
Equity. . . . . . . . . . . .    $16,919,000     $16,917,000     $20,091,000
                                 -----------     -----------      ----------
Revenues. . . . . . . . . . .      6,657,000      10,472,000      25,023,000

Expenses. . . . . . . . . . .      6,166,000       8,347,000      18,950,000
                                 -----------     -----------      ----------

Net income. . . . . . . . . .       $491,000      $2,125,000      $6,073,000
                                 -----------     -----------      ----------

       The Company's investment in WESJV includes $400,000 paid to the other venturer under an option agreement, which gave the Company the right for a certain period, as defined, to require the other venturer to contribute the land to WESJV for its project. A portion of the option payment is amortized as sales occur. In addition, the Company earns management fees from WESJV and Iao. The option fee amortization and management fees are included in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.

       Investment in unconsolidated joint ventures includes accrued but unpaid partnership management fees due from the Company's 50% general partner in Iao of $513,000 and $443,000 at December 31, 1996 and 1995, respectively. The Iao partnership agreement provides for the payment of the partnership management fees to the Company from the cash flow of Iao.

       As of December 31, 1996, none of the $5,062,000, which represents the Company's cumulative share of Iao's profits, has been distributed.

       Included in liabilities are advances from the Company to its unconsolidated joint ventures of $0, $243,000 and $53,000 at December 31, 1996, 1995 and 1994, respectively.

                               SCHULER HOMES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

5.  NOTES PAYABLE TO BANK

In March 1996, the Company executed a new Credit Agreement, which replaced the $50,000,000 line of credit with a $110,000,000 unsecured revolving line of credit facility on March 29, 1996. The facility expires on July 1, 1998 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate of either LIBOR (1, 2, 3 or 6-month term) plus 1.75% or prime for each borrowing. If the Company's leverage ratio, as defined, exceeds 1 to 1, the interest rate increases to LIBOR plus 2.25% and prime plus 0.50%. In October 1996, the Company entered into an interest rate swap to pay LIBOR of 5.89% (fixed over 5 years) on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR.

However, if the one-month LIBOR resets at or above 8%, the swap reverses for that payment period and no interest payments are exchanged. The interest rate differential to be received or paid is recognized during the period as an adjustment to interest incurred. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of December 31, 1996, the Company met such financial ratios and covenants.

The Company's notes payable at December 31, 1996 and 1995 consist of borrowings under various credit facilities. At December 31, 1996, the Company's bank borrowings were at interest rates of prime of 8.25% and LIBOR plus 1.75%, of 7.3% to 7.4%. At December 31, 1996, $65,310,000 of the
Company's lines of credit is unused, of which $627,000 is restricted as to withdrawal for project expenses and $209,000 is restricted for outstanding but unused letters of credit.

The interest amounts in this paragraph relate to notes payable to bank and others and the convertible subordinated debentures. The Company paid interest of approximately $7,972,000, $5,877,000 and $5,763,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Interest capitalized to real estate inventories during 1996, 1995 and 1994 was approximately $7,595,000, $5,833,000 and $6,621,000, respectively. The difference between the amounts of interest paid and the amounts capitalized is comprised of accrued interest payable and interest of $270,000 expensed (included in Other income (expense)) and not capitalized in 1996.

The following information relates to notes payable to bank at December 31, 1996 and 1995 and interest thereon during the years then ended:

           WEIGHTED            MAXIMUM            AVERAGE          WEIGHTED
       AVERAGE INTEREST         AMOUNT          DAILY AMOUNT   AVERAGE INTEREST
       RATE AT END OF         OUTSTANDING        OUTSTANDING     RATE  DURING
           THE YEAR         DURING THE YEAR    DURING THE YEAR      THE YEAR*
--------------------------------------------------------------------------------
1996         7.5%             $68,467,000        $54,529,000          7.5%
            ------            -----------        -----------         ------
1995         8.2%             $46,431,000        $17,379,000          8.4%
            ------            -----------        -----------         ------


*Computed by dividing related interest charged by the average daily amount outstanding during the year.

                                 SCHULER HOMES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

6.  INCOME TAXES

The following summarizes the provision for income taxes:


                                               Year Ended December 31
                                        ------------------------------------
                                          1996          1995         1994
                                        -----------  ----------  -----------
Currently payable

  Federal...........................   $(1,480,000)  $4,335,000   18,469,000

  State ............................      (271,000)     786,000    3,357,000
                                     -------------   ----------  -----------
                                        (1,751,000)   5,121,000   21,826,000
Deferred

  Federal ..........................    (4,687,000)    (354,000)  (2,107,000)

  State ............................      (851,000)     (64,000)    (383,000)
                                      -------------  ----------  -----------
                                        (5,538,000)    (418,000)  (2,490,000)
                                      -------------  ----------  -----------
Provision for income taxes .........   $(7,289,000)  $4,703,000  $19,336,000
                                      =============  ==========  ===========

The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                            Year Ended December 31,
                                                 ------------------------------------------
                                                     1996          1995           1994
                                                    --------      --------       --------
  Provision (credit) for federal income taxes
    at the statutory rate . . . . . . . . . . .  $(6,559,000)   $4,237,000     $17,590,000
  Provision (credit) for state income taxes,
    net of federal income tax benefits. . . . .     (727,000)      470,000       1,950,000
  Other                                              ( 3,000)       (4,000)       (204,000)
                                                 ------------   -----------    ------------

  Provision (credit) for income taxes . . . . .  $(7,289,000)   $4,703,000     $19,336,000
                                                 ------------   -----------    ------------


                              SCHULER HOMES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary components of the Company's deferred income taxes relate to capitalized interest and inventory impairment losses (Note
3). At December 31, 1996, the total deferred tax liabilities (primarily resulting from capitalized interest) and total deferred tax assets (primarily resulting from inventory impairment losses) are $2,177,000 and $9,533,000, respectively.

Income tax payments of $585,000, $5,750,000 and $24,025,000 were made during 1996, 1995 and 1994, respectively.

7.  RELATED PARTY TRANSACTIONS

James K. Schuler, the Company's chief executive officer, was the Company's sole stockholder prior to the initial public offering and owns a majority of the common shares outstanding as of December 31, 1996 and 1995.

The Company and an affiliate wholly-owned by Mr. Schuler, have a management agreement pursuant to which certain management and administrative personnel of the Company perform certain functions for the affiliate. The affiliate reimburses the Company on a quarterly basis for its cost of providing such services. During 1996, 1995 and 1994, $116,000, $109,000 and $162,000 was
charged to the affiliate by the Company pursuant to this agreement. At December 31, 1996, $26,000, which was charged for the quarter then ended, is included in the amount due from affiliates. Such amount was subsequently paid in full by the affiliate.

During 1994, one unit of residential real estate was purchased by an officer of the Company. The Company believes that the aggregate sales price for this unit of $395,000 represents its fair market value.

At December 31, 1996, Mr. Schuler, as an individual, had notes receivable and accrued interest thereon totaling approximately $552,000 from a consultant to the Company.

8.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $116,000 , $106,000 and $66,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                              SCHULER HOMES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

In January 1992, the Company adopted a stock option plan (the "Plan"). Under the Plan, option to purchase an aggregate of not more than 1,000,000 shares of common stock may be granted from time to time to key employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.6% and 6.0%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 0.33 and 0.33; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model used was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying FASB Statement No. 123 on pro forma net income (loss) for 1995 and 1996 are not likely to be representative of the effects for future years, since the 1995 and 1996 pro forma net income (loss) amounts reflect expense for only one year's vesting and two years vesting, respectively. The Company's pro forma information follows:

                              SCHULER HOMES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                       1996           1995
                                                       ----           ----

Pro forma net income (loss)                        $(11,508,000)    $7,282,000
Pro forma net income (loss) per share:
     Primary                                         $(0.56)          $0.35
     Fully diluted                                   $(0.56)          $0.35


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                    1996                     1995                     1994
                                                    -----                    -----                     ----
                                                   Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                                   Exercise                 Exercise                 Exercise
                                        Options     Price       Options      Price       Options      Price
                                        -------     -----       -------      -----       -------      -----
Outstanding-beginning of year           325,489        $14       249,131        $19       207,761        $16
Granted                                  88,500          6       157,150         10        78,350         25
Exercised                                 ---          ---         ---          ---       (28,680)        15
Forfeited                               (44,104)        12       (80,792)        23        (8,300)        23
                                        --------                 --------                  ------
Outstanding-end of year                 369,885        $12       325,489        $14       249,131        $19
                                        -------                  -------                  -------
Exercisable at end of year              202,126        $15       129,770        $16        72,362        $16
Weighted-average fair value
  of options granted during the year      $2.15                    $3.77                      N/A


Exercise prices for options outstanding as of December 31, 1996 ranged from $6 to $26. The following is additional information relating to the options outstanding as of December 31, 1996:


                                 Exercise prices less than $12     Exercise prices greater than $12
                                 -----------------------------     --------------------------------
Options outstanding
-------------------
Number of options                            207,350                           162,535
Weighted average exercise
price                                          $8.63                            $16.25
Weighted average remaining
contractual life                             9 years                          5.8 years

Options currently exercisable
-----------------------------
Number of options                             48,795                           153,331
Weighted average exercise
price                                         $10.51                            $16.06


In early 1995, option holders were permitted to receive new options in exchange for certain of their existing outstanding options (covering up to an aggregate of approximately 85,000 shares of Common Stock). Options for 55,800 shares were exchanged in March 1995 at a new exercise price of $11.00. The new options became subject to a new vesting schedule and the existing options were canceled.

9.  CONVERTIBLE SUBORDINATED DEBENTURES

On January 28, 1993, the Company issued $50,000,000 principal amount of 61/2% Convertible Subordinated Debentures, which are due January 15, 2003. On February 25, 1993, the related over-allotment option for an additional $7,500,000 was exercised in full. The Debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $21.83 per share, subject to adjustment under certain conditions. The Company received net proceeds from the offering of approximately $55,200,000 (net of offering costs of approximately $2,300,000). The Company used a portion of such proceeds to purchase $51,500,000 of additional land inventory for residential development, using the balance of $3,700,000 to repay a portion of the Company's borrowings under its line of credit. The offering costs are being amortized over the term of the debentures using the interest method.

10.  COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Company had under contract to purchase for approximately $7,530,000, land for future residential development. Those purchases were completed subsequent to December 31, 1996. In addition, subsequent to December 31, 1996, the Company entered into contracts to purchase several parcels of land for future residential developement for an aggregate of approximately $15,730,000, subject to certain contingencies.

Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of December 31, 1996, the Company has paid $240,000 and accrued $1,620,000, for a total of $1,860,000 related to the construction of 93 units in excess of 580.

In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. The Company believes the claims to be largely without merit, or that meritorious defenses exist, and the litigation is being vigorously defended. However, this litigation is at an early stage of discovery. If this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.


11.  NET INCOME (LOSS) PER SHARE

Primary net income (loss) per share for the years ended December 31, 1996, 1995 and 1994 were computed using the weighted average number of common shares outstanding during the period of 20,583,860, 20,874,177 and 20,867,215, respectively.

                                 SCHULER HOMES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

Fully diluted earnings per share for the year ended December 31, 1994 were computed by adding to net income the interest charged to cost of residential real estate sold of $1,445,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 23,501,205, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of fully diluted net income (loss) per share for the years ended December 31, 1996 and 1995 resulted in amounts less than the primary net income (loss) per share. Accordingly, the primary net income (loss) per share is also presented as the fully diluted net income (loss) per share.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Notes receivable: The carrying amount of the Company's notes receivable approximate their fair value, since the interest rate currently being offered on new notes is similar to the interest rates on existing notes.

Accrued interest payable (included in accrued expenses) and notes payable to bank: The carrying amounts of the Company's accrued interest payable and notes payable to bank approximate their fair value.

Convertible subordinated debentures: The fair value of $43,844,000 for the Company's convertible subordinated debentures is based on the quoted market price of 76.25 at December 31, 1996.

Interest rate swap: The estimated fair value at December 31, 1996 is a liability of approximately $299,000 and is based on a bank quote. Credit loss from counterparty nonperformance is not anticipated.

                                 SCHULER HOMES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1996 and 1995 are presented in the following summary:


                                            THREE MONTHS ENDED
                             --------------------------------------------------
                             MARCH 31       JUNE 30   SEPTEMBER 30  DECEMBER 31
                             ---------     ---------  ------------  -----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
1996
Sales . . . . . . . . . . . .  $19,965      $29,820      $21,953     $21,907
Operating income (loss) . . .    1,391      (21,472)         742         673
Pre-tax income (loss) . . . .    1,552      (21,432)         787         418
Net income  (loss)  . . . . .      948      (13,074)         485         255
Earnings (loss) per share
 (fully diluted). . . . . . .     0.05        (0.63)        0.02        0.01

1995
Sales . . . . . . . . . . . .  $36,619      $26,762      $29,975     $39,541
Operating income (loss) . . .    7,533        4,730        4,612      (5,272)
Pre-tax income (loss) . . . .    7,638        4,843        4,739      (5,155)
Net income (loss) . . . . . .    4,659        2,956        2,891      (3,144)
Earnings (loss) per share
 (fully diluted)  . . . . . .     0.21         0.14         0.14       (0.15)



Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

14.  RESOLUTION OF CONTRACT DISPUTE

In late 1994, the Company initiated arbitration proceedings in Honolulu against the general contractor at its Salt Lake project. The arbitration proceedings primarily pertained to claims made by (i) the general contractor for additional compensation attributable to changes made to the scope of work originally contemplated by the construction contract, partially offset by reductions authorized by the Company and (ii) each party for losses incurred in the administration of the contract. While the Company believes that most of the claims asserted by the general contractor in the arbitration proceeding were without merit, the Company also began to recognize that its ability to work with the joint venture contractor in an efficient and cost-productive manner had been eroded by the existence of the arbitration proceeding. On the basis of these and other factors, the Company engaged in settlement discussions with the general contractor and the parties reached a settlement of the dispute in February
1995.   This resolution resulted in the Company incurring a pre-tax charge in the 1994 fourth quarter of $7,979,000, which is included in Cost of Residential Real Estate Sold for the year ended December 31, 1994. The $7,979,000 was paid in February 1995.

15.  SUBSEQUENT EVENT (UNAUDITED)

On January 8, 1997, the Company completed the acquisition of the common stock of Melody Homes, Inc., a Colorado homebuilder, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The consideration of approximately $24,100,000 consisted of cash. The transaction will be accounted for under the purchase method of accounting, wherein approximately $9,500,000 in goodwill will be recognized by the Company after recording approximately $5,000,000 ($1,000,000 is included in the $24,100,000 paid to Melody's former parent; $4,000,000 paid to certain other former Melody shareholders) for a covenant not to compete and other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. Goodwill and the covenant not to compete will be amortized over a 20-year period.

Combined revenue for Melody Homes, Inc. and Melody Mortgage Company was approximately $97,000,000 for the year ended June 30, 1996.

Prior to its acquisition by the Company, Melody was joined in a class-action lawsuit related to the use of polybutylene plumbing systems and certain alleged defects and deficiencies of such systems. In September 1995, the Denver District Court stayed the action pending the resolution of two similar "national class actions" involving the same group of Plaintiffs as well as manufacturers of polybutylene plumbing systems. The Denver case was stayed to await a finalization of the settlement agreed to in the courts of Tennessee and Alabama, which required the assignment of Plaintiffs' claims to the manufacturers of polybutylene. The Company believes the claims against Melody are without merit and, even if shown to be meritorious, insurance coverage will be available to offset a material portion of any related claims. While the Company presently believes that Melody will not incur any material cost due to this lawsuit, since the litigation is at a very early stage, it can give no assurance that this litigation, if adversely determined to Melody, would not have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

    The Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    See "Item 8.  Financial Statements and Supplementary Data."

(b)  REPORTS ON FORM 8-K.

    None.

(c)  EXHIBITS.

 EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION
 -------                        --------------------

   2.1 Stock Purchase Agreement among the Company, Falcon Development Corporation, Madison B. Graves, Jacob D. Bingham, Fred L. Ahlstrom and Mark S. Doppe, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

   3.1 Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-45485.)

   3.2 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-55858.)

   4.1 Indenture between the Company and Bishop Trust Company, Limited, as Trustee, dated as of January 15, 1993. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 21, 1993; Commission file number 0-19891.)

   4.2   Form of Debenture (included in Exhibit 4.1).

   4.3 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)

  10.1 Form of Indemnification Agreement between the Company and its directors and certain officers. (Incorporated by reference to Exhibit
         10.1 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)

 +10.2   1992 Stock Option Plan, as amended.  (Incorporated by reference to
         Exhibit 10.2 of the Company's 1992 Annual Report on Form 10-K; Commission file number 0-19891.)

 +10.3   Form of Stock Option Agreement. (Incorporated by reference to Exhibit
         28.2 of the Company's registration statement under the Securities
         Act on Form S-8, Registration No. 33-53044.)

 EXHIBIT
  NUMBER                        DOCUMENT DESCRIPTION
 -------                        --------------------

 +10.4 Form of Non-Employee Director Automatic Option Grant Agreement. (Incorporated by reference to Exhibit 28.3 of the Company's registration statement under the Securities Act on Form S-8, Registration No. 33-53044.)

 +10.5 Management Agreement dated as of January 31, 1992 between the Company and James K. Schuler & Associates, Inc. (Incorporated by reference to
         Exhibit 10.8 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)

 +10.6 Employment Agreement dated as of January 31, 1992 between the Company and James K. Schuler. (Incorporated by reference to Exhibit 10.10 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)

  10.7 Joint Venture Agreement between the Company and United Realty, Inc. dated as of August 26, 1989. (Incorporated by reference to Exhibit
         10.54 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)

  10.8 Partnership Agreement between the Company and C. Brewer Properties, Inc. dated as of October 15, 1992. (Incorporated by reference to Exhibit 10.75 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-55858.)

  10.9 Purchase Agreement between the Company and Itoman Hawaii, Inc. dated October 13, 1992. (Incorporated by reference to Exhibit 10.78 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-55858.)

  10.10 Agreement among the Company, Palailai Holdings, Inc. and Malama Mohala Corp. dated November 4, 1992. (Incorporated by reference to
         Exhibit 10.79 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-55858.)

  10.11 Purchase Agreement (Parcel 15) between the Company and AMFAC Property Development Corp. dated July 14, 1992. (Incorporated by reference to
         Exhibit 10.82 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-55858.)

  10.12 Purchase Agreement (Parcel 20) between the Company and AMFAC Property Development Corp. dated July 14, 1992. (Incorporated by reference to
         Exhibit 10.83 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-55858.)

  10.13 Lease between the Company and AALL Hawaii Holdings dated May 14, 1993 (i.e., lease of premises located at 828 Fort Street Mall, 4th Floor, Honolulu, Hawaii). (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 1993; Commission file number 0-19891.)

  10.14 Amendment dated April 9, 1993 to Purchase Agreement (Parcel 15) between the Company and AMFAC Property Development Corp., a Hawaii Corporation. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated April 30, 1993; Commission file number 0-19891.)

  10.15 Amendment dated April 9, 1993 to Purchase Agreement (Parcel 20) between the Company and AMFAC Property Development Corp., a Hawaii Corporation. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated April 30, 1993; Commission file number 0-19891.)

  10.16 Purchase Agreement (Parcel 9) dated July 30, 1993 between the Company and AMFAC Property Development Corp., a Hawaii Corporation. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1993; Commission file number 0-19891.)

 +10.17 Schuler Homes, Inc. 401(k) Retirement Savings Plan (005) dated July 20, 1993, which amends in full the Schuler Homes, Inc. Profit Sharing Plan (005), originally effective November 1, 1989. (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated September 30, 1993; Commission file number 0-19891.)

 +10.18  Amendment to the Schuler Homes, Inc. 401(k) Retirement Savings Plan
         (005) (Sections 2.1 and 2.2) effective September 1, 1993. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated September 30, 1993; Commission file number 0-19891.)

  10.19 Letter Agreement between the Company and Lokelani Ma'ili Kai, Ltd. and P.H. Property Development Company, dated January 24, 1994. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 2, 1994; Commission file number 0-19891.)

  10.20 Addendum to Letter Agreement dated January 24, 1994 between the Company and Lokelani Ma'ili Kai, Ltd. and P.H. Property Development Company, dated February 18, 1994. (Incorporated by reference to
         Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 2, 1994; Commission file number 0-19891.)

  10.21 Campbell Square Office Lease dated April 11, 1994 between the Company and the Trustees Under the Will and of the Estate of James Campbell, Deceased. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A dated June 30, 1994; Commission file number 0-19891.)

  10.22 First Amendment to Promissory Note (Salt Lake) between the Company and First Hawaiian Bank dated June 8, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1994; Commission file number 0-19891.)

  10.23  Additional Loan Note (Salt Lake) between the Company and First

         Hawaiian Bank dated June 8, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1994; Commission file number 0-19891.)

  10.24 Loan Agreement (Salt Lake) between the Company and First Hawaiian Bank dated June 8, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1994; Commission file number 0-19891.)

  10.25 Additional Charge Mortgage; Restatement of Real Property Mortgage; Security Agreement; Assignment of Rents; and Financing Statement (Salt
         Lake) between the Company and First Hawaiian Bank dated June 8, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1994; Commission file number 0-19891.)

  10.26 Security Agreement (Salt Lake) between the Company and First Hawaiian Bank dated June 8, 1994. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1994; Commission file number 0-19891.)

 +10.27  Amendment to the Schuler Homes, Inc. 401(k) Retirement Savings Plan
         (005) (Sections 1.5(a) and 1.11, effective January 1, 1994; and Sections 2.1 and 2.2, effective September 16, 1994). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994; Commission file number 0-19891.)

  10.28 Agreement for Increased Density on Parcels 10, 15, 16 and 20 between the Company and AMFAC Property Development Corp. dated December 12, 1994. (Incorporated by reference to Exhibit 10.82 of the Company's 1994 Annual Report on Form 10-K; Commission file number 0-19891.)

  10.29 Amendment to Loan Documents (Salt Lake) between the Company ant First Hawaiian Bank, dated March 10, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1995; Commission file number 0-19891.)

  10.30 Second Amendment to Promissory Note (Salt Lake) between the Company and First Hawaiian Bank dated July 5, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.31 First Amendment to First Additional Loan Note (Salt Lake) between the Company and First Hawaiian Bank dated July 5, 1995.
         (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.32 Second Additional Loan Note (Salt Lake) between the Company and First Hawaiian Bank dated July 5, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.33 Loan Agreement (Salt Lake) between the Company and First Hawaiian Bank dated July 5, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.34 Second Additional Charge Mortgage; Restatement of Additional Charge Mortgage and Restatement of Real Property Mortgage; Security Agreement; Assignment of Rents; and Financing Statement (Salt Lake) between the Company and First Hawaiian Bank dated July 5, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.35 Security Agreement (Salt Lake) between the Company and First Hawaiian Bank dated July 5, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.36 Agreement (Kapolei Knolls) between the Company and Finance Realty, Ltd. dated September 11, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.37 Agreement between Waiakoa Estates Subdivision Joint Venture and Betsill Brothers Construction, Inc. dated September 16, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

  10.38 Amended and Restated Purchase and Sale Agreement between the Company and Gentry Development Company and Gentry Homes, Ltd., dated November 20, 1995. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K; Commission file number 0-19891.)

  10.39 Fourth Amendment to Loan Documents (Line of Credit) between the Company and First Hawaiian Bank dated December 29, 1995.
         (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K; Commission file number 0-19891.)

  10.40 Pledge and Security Agreement (CCV 5 Interim Funding) between the Company and First Hawaiian Bank, dated February 26, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number 0-19891.)

  10.41 Credit Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number 0-19891.)

  10.42 Promissory Note between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number 0-19891.)

  10.43 Negative Pledge Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number 0-19891.)

  10.44 Contract for Purchase and Sale of Real Property between the Company and Investek Properties Company, LLC, dated June 19, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1996; Commission file number 0-19891.)

  10.45 Real Estate Purchase Agreement between Schuler Homes of California, Inc. and Frank J. Andrews, Jr., dated August 20, 1996.
         (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)

  10.46  Option Agreement between Schuler Homes of California, Inc. and Frank
         J. Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)

  10.47 Real Estate Purchase and Sale Agreement between the Company and Coop Family Limited Partnership, dated September 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)

    21 Subsidiaries of the Registrant. Incorporated by reference to Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.)

 *23.1   Consent of Independent Auditors.

   *27   Financial Data Schedule

  99.1 Supplement No. 1 to Credit Agreement between the Company, certain Banks and First Hawaiian Bank, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

  99.2 Security Agreement between Melody Homes, Inc. and Melody Mortgage Company, and First Hawaiian Bank, dated January 8, 1997.
         (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

  99.3 Amended and Restated Loan Agreement between Melody Homes, Inc. and Bank One, dated November 25, 1996. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

  99.4 Modification Agreement between Melody Homes, Inc. and Bank One, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

  99.5 News release dated January 8, 1997 regarding the completion of the acquisition of Melody Homes and Mortgage. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)


________________

* Filed herewith
+ Management contract, compensatory plan or arrangement

(d)  SEE ITEM 14(1c).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCHULER HOMES, INC.


                                       By /s/ JAMES K. SCHULER
                                          -------------------------
                                          James K. Schuler
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Dated:  March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                        TITLE                             DATE
-----------                      --------                         --------

/s/ JAMES K. SCHULER        Chairman of the Board, President    March 27, 1997
--------------------------  and Chief Executive Officer
James K. Schuler            (principal executive officer)


/s/ MICHAEL T. JONES        Executive Vice President of         March 27, 1997
--------------------------  Operations and Director
Michael T. Jones


/s/ PAMELA S. JONES         Senior Vice President of Finance,   March 27, 1997
--------------------------  Chief Financial Officer and
Pamela S. Jones             Director (principal financial
                            officer)


/s/ MARTIN T. HART          Director                            March 27, 1997
--------------------------
Martin T. Hart


/s/ BERT T. KOBAYASHI, JR.  Director                            March 27, 1997
-------------------------
Bert T. Kobayashi, Jr.