Form 10-K405/A
period 1996-12-31
SCHULER HOMES INC
filed 1997-04-16
CIK 883705

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

         AS AMENDED BY AMENDMENT NO. 1 THERETO PURSUANT TO FORM 10-K/A

      /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      For the fiscal year ended December 31, 1996

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997 was $46,110,000.

The number of shares outstanding of each of the registrant's classes of common stock on March 14, 1997 was as follows:

           COMMON STOCK (PAR VALUE $.01 PER SHARE) 20,100,177 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company's 1997 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks discussed herein, and other risks detailed in this Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.

GENERAL

    Schuler Homes, Inc. (the "Company") is one of the leading developers of affordably priced residential housing in Hawaii. The Company's Hawaii developments primarily consist of single-family homes and multi-family homes, such as condominiums and town homes and, to a lesser extent, residential lots. The Company has historically conducted all of its business in the state of Hawaii. However, the Company has, for some time, been exploring opportunities for expansion into the mainland United States in the interest of increasing the long-term value of its shareholders. In this regard, in late 1996, the Company expanded to the Northern California and Pacific Northwest regions by starting homebuilding operations which will build single-family homes targeted for the entry-level and first-time move-up buyer. In addition, on January 8, 1997, the Company acquired Melody Homes, Inc., a leading homebuilder in the Denver metropolitan area of Colorado, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. Melody's homes are also targeted for the entry-level and first-time move-up buyer.

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

    The Company believes that its focus on affordably priced housing, together with its significant land acquisition, architectural, construction and marketing skills, allows it to effectively compete in the entry-level and first time move-up niche of Hawaii's homebuilding industry. The Company's affordable homes in Hawaii are generally priced at levels that either (i) are at or below ceilings established under applicable governmental land use policies, (See "Government Regulation and Environmental Matters--Hawaii's Affordable Housing Requirements), or (ii)represent the low to moderate end of the market for a home in a particular locality. The Company has developed and closed the sales of 4,618 homes and 174 lots in Hawaii from its inception in March, 1988 through December 31, 1996, of which 512 home and lot sales were closed during the twelve months ended December 31, 1996. As of December 31, 1996, the Company owned zoned and entitled land and inventories in Hawaii for approximately 3,800 additional homes and lots.

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

THE HOMEBUILDING INDUSTRY

    Historically, most sectors of the homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates and availability of financing. For example, the Company believes that many of these factors had an impact on the slower home sales rates, the higher level of sale price discounts and lower profitability experienced by the Company in 1996 and 1995 in Hawaii as compared to previous years. In addition, real estate developers such as the Company are subject to various risks such as competitive overbuilding, availability and cost of materials and labor, environmental risks, delays in construction schedules caused by strikes, weather and other factors not within a developer's control, cost overruns, lack of infrastructure (such as roads, water, sewage facilities and utilities), changes in government regulation and increases in real estate taxes and other local government fees. For example, among other items, (i) the Company's Puhi project on Kauai was delayed in the past primarily due to the effects of the 1992 Hurricane Iniki and Kauai's economy is still in the process of recovering from the effects of Hurricane Iniki, (ii) the Company and other homebuilders nationwide have, in the past, experienced volatility in lumber costs and increases in the cost of other building materials and (iii) the Company has experienced delays and cost overruns at its Salt Lake project on Oahu due to the use of a new construction system. See "--Construction." In addition, the Company's Hawaii operations are particularly susceptible to delays caused by strikes affecting the shipping and transportation of building materials necessary for the Company's business. For example, the Company's home closing and construction schedules were subject to delays in early 1994 due to two labor strikes not directly involving the Company, which occurred in April 1994.

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

    The following table presents information relating to the Company's projects which were complete at December 31, 1996, all of which are located in Hawaii:

                                    TABLE I

                                                             GOVERNMENTAL
                                                              AFFORDABLE        ACTUAL                     AVERAGE
                                                                HOUSING         INITIAL    TOTAL NUMBER   PRICE PER
PROJECT                                         TYPE          REQUIREMENT       CLOSING    OF HOMES/LOTS   CLOSING
-------------------------------------------------------------------------------------------------------------------
Kihei Villages Phase 1...................     Condominium         No               12/88           128    $  95,000
Kihei Villages Phase 2...................     Condominium         No                4/89           100    $  96,000
Kamani Trees Phase 1.....................   Single-Family         No                3/90            84    $ 136,000
Kihei Villages Phase 4...................     Condominium         Yes               6/90            80    $ 105,000
Kamani Trees Phase 2.....................   Single-Family         No                7/90            53    $ 151,000
Kihei Villages Phase 3...................     Condominium         No               10/90            68    $ 128,000
Kihei Villages Phase 5...................     Condominium         No                4/91            76    $ 133,000
Waikele Phase 1 (Ho'omaka Villages)......     Condominium         Yes               5/91           244    $ 132,000
Waikele Phase 2 (Ho'omalu at Waikele)....     Condominium         Yes              11/91            54    $ 165,000
Kihei Villages Phase 6...................     Condominium         No               11/91            80    $ 149,000
Southpointe at Waiakoa Phase 1...........     Condominium         No                3/92           124    $ 130,000
Southpointe at Waiakoa Phase 1...........   Single-Family         No                5/92            10    $ 238,000
Waikele Phase 3 (Parkview at Waikele)....     Condominium         Yes               6/92            80    $ 148,000
Waikele Phase 4 (Ho'okumu Villages)......     Condominium         Yes              12/92           136    $ 140,000
Waikele Phase 5 (Fairway Villages).......     Condominium         Yes              12/92           112    $ 193,000
Waikele Phase 5 (Fairway Villages).......     Condominium         No                3/93            96    $ 274,000
Puhi Phases 1 and 3 (Hokulei Villages)...   Single-Family         Yes               4/93           209    $ 150,000
Waikele Phase 7 (Mahi Ko)................     Condominium         Yes               8/93           228    $ 140,000
Waikele Phase 6 (The Greens at
 Waikele)................................     Condominium         No                9/93            56    $ 284,000
Makakilo Phase I (Westview at
 Makakilo)...............................     Condominium         Yes              12/93            20    $ 132,000
Makakilo Phase 2 (Westview at
 Makakilo)...............................     Condominium         Yes               3/95            12    $ 127,000
Waikele Parcel 10 (Highlands)............     Condominium         No               12/94           118    $ 219,000
Waikele Phase 8 (The Champions)..........   Single-Family         No                9/93           117    $ 374,000
Makakilo Phase I (Westview at
 Makakilo)...............................     Condominium         No               12/93           128    $ 188,000
Waikele Phase 9 (Park Glen)..............     Condominium         Yes               3/94           204    $ 217,000
Waikele Parcel 10 (Highland View
 Estates)................................   Single-Family         No               12/94            35    $ 414,000
                                                                                                 -----
TOTAL....................................                                                        2,652
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

                                    TABLE II

                                                                                                        HOMES/ LOTS
                                                                                                        SUBJECT TO
                                          GOVERNMENTAL       ACTUAL                     HOMES/LOTS     PENDING SALES     AVERAGE
                                       AFFORDABLE HOUSING    INITIAL    TOTAL NUMBER     CLOSED AT     CONTRACTS AT     PRICE PER
PROJECT                     TYPE          REQUIREMENT        CLOSING    OF HOMES/LOTS    12/31/96       12/31/96(1)    CLOSING(2)
----------------------------------------------------------------------------------------------------------------------------------
Lawai Gardens(4).....  Lots                      No             12/91            71             55          --          $ 152,000
Waiakoa Kai
  Estates(4)(5)......  Lots                      No              3/92           120             72               4      $ 164,000
Southpointe at
  Waiakoa Phase 2....  Condominium               No(3)           6/92           108            104               1      $ 129,000
Southpointe at
  Waiakoa Phase 3....  Condominium               No(3)          10/92           104            102               1      $ 132,000
Naniakea Estates(4)..  Lots                      No              1/93            49             47          --          $ 127,000
Puhi Phase 2
  (Halelani).........  Condominium              Yes              9/93           116            115               1      $ 110,000
Iao Parkside(6)......  Condominium              Yes             12/93           480            345               3      $ 131,000
Ma'ili Kai Phase I
  (Lokelani).........  Duplex                    No(3)           2/94           222            208               2      $ 209,000
Waikele Phase 11
  (Royal Pines)......  Single-Family             No              6/94           126            125               1      $ 363,000
Puhi Phase 4
  (Halelani).........  Condominium              Yes              6/94            84             79          --          $ 110,000
Waikele Phase 10
  (Signatures).......  Single-Family             No              9/94            67             65          --          $ 377,000
Salt Lake (Country
  Club Village)(8)...  Condominium               No              9/94           832            400              11      $ 238,000
Makakilo Phase 2
  (Westview).........  Condominium               No(3)          11/94           160            132               4      $ 189,000
Ma'ili Kai Phase 1A
  (Pualani)..........  Single-Family             No(3)           6/95            27             17               1      $ 224,000
Ma'ili Kai Phase 1A
  (Pualani)..........  Single-Family            Yes              6/95            58             36               3      $ 227,000
Puhi Phase 5
  (Halelani).........  Condominium              Yes              9/95            92             32               2      $ 109,000
Waikele Parcel 9
  (Village on the
  Green..............  Condominium               No              9/95           282            116              11      $ 243,000
Waikele Phase 13 (The
  Tropics)...........  Single-Family             No              3/96           195             54               9      $ 290,000
KulaLei..............  Single-Family             No              7/96           193             36              19      $ 255,000
Waikele Parcel 9
  (Classics).........  Single-Family             No                (7)          180         --                   5         --
                                                                                                                --
                                                                              -----          -----
TOTAL................                                                         3,566          2,140              78
                                                                                                                --
                                                                                                                --
                                                                              -----          -----
                                                                              -----          -----

                      SEE ACCOMPANYING NOTES ON NEXT PAGE.

------------------------

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

                                   TABLE III

                                                                       GOVERNMENTAL
                                                                        AFFORDABLE        ANTICIPATED
                                                                          HOUSING           INITIAL      TOTAL NUMBER OF
PROJECT                                               TYPE              REQUIREMENT       CLOSING(1)     HOMES/ LOTS(2)
------------------------------------------------------------------------------------------------------------------------
OWNED AT DECEMBER 31, 1996:

Hawaii
Waikele Phase 12 (Parcel 15)................       Condominium                Yes               1997              270
Ma'ili Kai Phase 2..........................  Single-Family/Duplex             No(3)            1997              616
Ma'ili Kai Phase 2..........................       Condominium                Yes               1997              384
Kapolei Knolls..............................      Single-Family                No               1998              425
Makakilo Phase 3............................       Condominium                Yes               1999               18
Makakilo Phase 3............................       Condominium                 No(3)            1999              162
Puhi Phase 6................................       Condominium                Yes               1999              124
Puhi Phase 7................................       Condominium                Yes               1999               88

Pacific Northwest
Cedar Ridge.................................      Single-Family                No               1997               25

PENDING LAND PURCHASE CONTRACTS AT
DECEMBER 31, 1996(4):
Northern California
Livermore...................................      Single-Family                No               1997               78
Rio Vista...................................      Single-Family                No               1997               75

Pacific Northwest
Cedar Ridge.................................      Single-Family                No               1997               90
                                                                                                                -----
TOTAL.......................................                                                                    2,355
                                                                                                                -----
                                                                                                                -----

--------------------------
(1) Anticipated closing dates are based upon the Company's current estimates and forecasts, and therefore are subject to change.
(2) Total number of homes/lots represents homes and lots currently planned for development, subject to regulatory approvals, over the life of the project, subject to change in future periods.
(3) Although the homes in this project are not subject to governmentally imposed affordable price limitations, the Company believes that a majority of the homes will nevertheless be sold at prices that fall within governmentally affordable price guidelines.
(4) The pending purchase contracts for Livermore, Rio Vista and Cedar Ridge contain certain conditions precedent and, accordingly, there can be no assurance that such land purchases will be consummated. The Company anticipates, however, that each of the contemplated purchases will be completed in 1997.

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

    WAIAKOA KAI ESTATES

    Waiakoa Kai Estates consists of 120 single-family market-rate lots, 12 of which will be sold to the county for self-help housing, located on 25 acres in Kihei, Maui. The lots range in size from 7,500 to 10,600 square feet and are currently priced from $150,000 to $190,000. Waiakoa Kai Estates was developed as part of the Company's 50% joint venture with United Realty, Inc., a Hawaii corporation ("United Realty"). The Company includes 50% of the net income of Waiakoa Estates Subdivision Joint Venture in Income from Unconsolidated Joint Ventures on its Consolidated Statements of Operations.

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

MELODY HOMES--DENVER, COLORADO

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

    The Company has historically acquired a portion of its land in Hawaii from land developers who have agreed with the state or county authorities that a part of their projects will consist of affordable housing with specified price limitations. In negotiating the purchase price for such land, the Company has been able to secure land prices that were lower than prices for comparable land that is not subject to affordable housing price limitations (See "Government Regulation and Environmental Matters--Affordable Housing Requirements"). The Company then developed and offered for sale homes that satisfy the land developer's agreed upon affordable housing requirement.

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

    Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. See "--Government Regulation and Environmental Matters." The Company seeks to establish home designs that are standardized and utilize pre-fabricated components. This standardization helps permit on-site mass production and bulk purchasing of material by the contractors and subcontractors engaged by the Company, thus reducing costs and expensive change orders. However, from time to time the Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences. For new designs, the Company has engaged a number of unaffiliated architectural firms in addition to its in-house architect. The Company's homes include town homes, condominiums and single-family homes, which have ranged in size from approximately 650 to 2,500 square feet. The Company typically completes the construction of a home within two and one-half to nine months from commencement of building construction.

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

    For homes sold in Hawaii under government-imposed price limitations (See "Government Regulation and Environmental Matters--Hawaii's Affordable Housing Requirements), the Company is generally required to sell its homes only to owner-occupants by lottery or on a first-come, first-served basis. If after 180 days, a home subject to governmentally imposed price limitations has not been purchased by a qualified purchaser or the county, the Company may request county authorities to permit the Company to sell the home to any other purchaser at the affordable price, although no assurances can be given that the county authorities will grant this permission.

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

    For fiscal years ended 1996, 1995 and 1994, approximately 13%, 12% and 33%, respectively, of the Company's total revenue in those periods were attributable to homes sold by the Company on land originally acquired from land developers with specified affordable housing requirements (See "Government Regulation and Environmental Matters--Hawaii's Affordable Housing Requirements). The balance of such revenues was attributable primarily to affordably priced homes sold by the Company on land not subject to specified governmentally imposed affordable housing requirements. The Company anticipates that total revenue attributable to homes sold by the Company on land originally acquired by land developers with specified affordable housing requirements will continue to comprise a smaller percentage of total revenues than in 1994 and prior years. The Company anticipates that approximately 33% of the homes to be developed on land in Hawaii, which is owned by the Company or subject to pending land purchase contracts at December 31, 1996, will be subject to governmentally-imposed affordable housing requirements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    In addition to executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

NAME                                      AGE                          POSITION
------------------------------------      ---      -------------------------------------------------
Harvey L. Goth......................          64   Senior Vice President of Acquisitions

Peter M. Aiello.....................          50   Vice President of Design

Mary K. Flood.......................          51   Vice President of Sales and Marketing

Douglas M. Tonokawa.................          38   Vice President of Finance and Chief Accounting
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

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
1995
           Quarter ended March 31, 1995........................................................  $  14.125  $  10.000
           Quarter ended June 30, 1995.........................................................     13.375      9.625
           Quarter ended September 30, 1995....................................................     13.375     11.250
           Quarter ended December 31, 1995.....................................................     12.250      7.188
1996
           Quarter ended March 31, 1996........................................................  $   8.875  $   6.500
           Quarter ended June 30, 1996.........................................................      8.000      5.938
           Quarter ended September 30, 1996....................................................      7.250      5.875
           Quarter ended December 31, 1996.....................................................      8.875      5.500
1997
           Quarter ended March 31, 1997 (through March 14, 1997)...............................  $   6.875  $   5.500

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

                                                                       YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------
                                                1996            1995            1994            1993             1992
                                           --------------  --------------  --------------  ---------------  ---------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Residential real estate sales (1)........  $    93,645     $   132,897     $   217,266     $   167,275      $    78,749

Costs and expenses

Residential real estate sales (2)........       76,612         101,356         159,568         113,669           53,689

Inventory impairment loss (3)............       23,910           9,405           --              --               --

Selling and commissions..................        7,767           7,333           7,912           4,216            1,683

General and administrative...............        4,179           4,167           3,510           2,319            1,065
                                           --------------  --------------  --------------  ---------------  ---------------

Total costs and expenses.................      112,468         122,261         170,990         120,204           56,437

Income from unconsolidated joint
  ventures...............................          157             967           3,307           1,522              905
                                           --------------  --------------  --------------  ---------------  ---------------

Operating income (loss)..................      (18,666)         11,603          49,583          48,593           23,217

Other income (expense)...................           (9)            462             502             434              879
                                           --------------  --------------  --------------  ---------------  ---------------

Income (loss) before provision for income
  taxes..................................      (18,675)         12,065          50,085          49,027           24,096

Provision (credit) for income taxes......       (7,289)          4,703          19,336          19,076            7,386
                                           --------------  --------------  --------------  ---------------  ---------------

Net income(loss).........................  $   (11,386)    $     7,362     $    30,749     $    29,951      $    16,710
                                           --------------  --------------  --------------  ---------------  ---------------
                                           --------------  --------------  --------------  ---------------  ---------------

Net income (loss) per share (primary)....  $     (0.55)    $      0.35     $      1.47     $      1.49
                                           --------------  --------------  --------------  ---------------
                                           --------------  --------------  --------------  ---------------

Weighted average shares outstanding
  (primary)..............................   20,583,860      20,874,177      20,867,215      20,084,606

Net income (loss) per share (fully
  diluted)(4)............................  $     (0.55)    $      0.35            1.37     $      1.37
                                           --------------  --------------  --------------  ---------------
                                           --------------  --------------  --------------  ---------------

Weighted average shares outstanding
  (fully diluted)(4)                            N/A             N/A         23,501,205      22,494,325

PRO FORMA INCOME STATEMENT DATA(5):

Income before provision for income
  taxes..................................                                                                   $    24,096

Provision for income taxes...............                                                                         8,992
                                                                                                            ---------------

Net income...............................                                                                   $    15,104
                                                                                                            ---------------
                                                                                                            ---------------

Net income per share.....................                                                                   $      0.80
                                                                                                            ---------------
                                                                                                            ---------------

Weighted average shares outstanding......                                                                    18,856,663

OPERATING DATA:

Number of sales closed(6)................          512(7)          635(8)        1,143(9)          994(10)          579(11)

Average sales price(6)...................  $   225,000(7)  $   225,000(8)  $   212,000(9)  $   179,000(10)  $   143,000(11)

                      See accompanying notes on next page

                                                                             DECEMBER 31,
                                           --------------------------------------------------------------------------------
                                                1996            1995            1994            1993             1992
                                           --------------  --------------  --------------  ---------------  ---------------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:

Cash and cash equivalents................  $     1,619     $     6,147     $     7,855     $    39,879      $     6,349

Real estate inventories..................      236,569         246,478         209,123         147,486           86,830

Total assets.............................      267,158         272,342         279,678         214,147          114,282

Notes payable to bank....................       44,690          36,781          27,717          13,548           17,375

Note payable to others...................        --              --             14,583           --               --

Subordinated note payable to majority
  stockholder............................        --              --              --              --               8,696

Total stockholders' equity...............      157,465         173,851         166,489         135,296           85,858

------------------------------

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

                                                                                                PERCENTAGE CHANGE IN DOLLAR
                                                               YEAR ENDED DECEMBER 31,                  AMOUNTS FROM
                                                        -------------------------------------  ------------------------------
                                                           1996         1995         1994       1995 TO 1996    1994 TO 1995
                                                        -----------  -----------  -----------  --------------  --------------
Residential real estate sales.........................      100.0%       100.0%       100.0%        (29.5)%         (38.8)%

Costs and expenses
  Residential real estate sales.......................       81.8         76.3         73.5         (24.4)          (36.5)
  Inventory impairment loss...........................       25.5          7.1        --            154.2            --
  Selling and commissions.............................        8.3          5.5          3.6           5.9            (7.3)
  General and administrative..........................        4.5          3.2          1.6           0.3            18.7
                                                        -----------  -----------  -----------
Total costs and expenses..............................      120.1         92.1         78.7          (8.0)          (28.5)
Income from unconsolidated joint ventures.............        0.2          0.8          1.5         (83.8)          (70.8)
                                                        -----------  -----------  -----------
  Operating income (loss).............................      (19.9)         8.7         22.8        (260.9)          (76.6)
Other income (expense)................................      --             0.4          0.2          36.8             8.0
                                                        -----------  -----------  -----------
  Income (loss) before provision
    income taxes......................................      (19.9)         9.1         23.0        (254.8)          (75.8)
Provision (credit) for income taxes...................       (7.8)         3.5          8.9        (255.0)          (75.6)
                                                        -----------  -----------  -----------
  Net income (loss)...................................      (12.1)%        5.6%        14.1%       (254.7)%         (75.9)%
                                                        -----------  -----------  -----------
                                                        -----------  -----------  -----------

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

    For fiscal years ended 1996, 1995 and 1994, approximately 13%, 12% and 33%, respectively, of the Company's total revenue in those periods were attributable to homes sold by the Company on land originally acquired from land developers with specified affordable housing requirements. The balance of such revenues was attributable primarily to affordably priced homes sold by the Company on land not subject to specified governmentally imposed affordable housing requirements. The Company anticipates that total revenue attributable to homes sold by the Company on land originally acquired by land developers with specified affordable housing requirements will comprise a smaller percentage of total revenues in the future than in 1994. The Company anticipates that approximately 33% of homes to be developed on land which is owned by the Company in Hawaii or subject to pending land purchase contracts at December 31, 1996 will be subject to specified governmentally imposed affordable housing requirements. Certain of the Company's currently planned projects, as well as future projects, are anticipated to be longer term in nature than those developed in the past by the Company. The increased length of such projects further exposes the Company to the risks inherent in the homebuilding industry, including reductions in the value of land inventory. See "Item 1. Business--The Homebuilding Industry."

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

COSTS AND EXPENSES--RESIDENTIAL REAL ESTATE SALES

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

COSTS AND EXPENSES--INVENTORY IMPAIRMENT LOSS

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

COSTS AND EXPENSES--SELLING AND COMMISSIONS

    Sales and marketing costs represented approximately 8.3%, 5.5% and 3.6% of sales of residential real estate during 1996, 1995 and 1994, respectively. The increase is a result of increases in sales incentives offered to buyers, and general increases in sales and marketing costs, specifically relating to higher commissions and advertising costs incurred as a percentage of sales.

COSTS AND EXPENSES--GENERAL AND ADMINISTRATIVE

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

    The Company has expanded into other selected residential housing markets of the United States (see "Item 1. Business--General") and it will continue to consider further expansion into other selected residential housing markets of the United States mainland and into certain foreign countries and into other homebuilding related industries. No assurances can be given that the Company will be able to successfully establish operations outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.

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

    The following table sets forth the Company's backlog (for both homes and residential lots) at December 31, 1996, 1995 and 1994.

                                             DECEMBER 31, 1996            DECEMBER 31, 1995           DECEMBER 31, 1994
                                        ----------------------------  --------------------------  --------------------------
                                                         AGGREGATE                   AGGREGATE                   AGGREGATE
                                           NUMBER       SALES VALUE     NUMBER      SALES VALUE     NUMBER      SALES VALUE
                                        -------------  -------------  -----------  -------------  -----------  -------------
Homes.................................           74    $  17,644,000         126   $  29,019,000         220   $  51,440,000
Lots..................................            4          633,000          11       1,903,000          24       3,793,000
                                                 --
                                                       -------------         ---   -------------         ---   -------------
                                                 78    $  18,277,000         137   $  30,922,000         244   $  55,233,000
                                                 --
                                                 --
                                                       -------------         ---   -------------         ---   -------------
                                                       -------------         ---   -------------         ---   -------------

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

FASB STATEMENT NO. 121

    During the fourth quarter of 1995, the Company changed its method of accounting for the carrying amount of its real estate inventories by adopting FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." There was no cumulative effect of adopting FASB Statement No. 121. See "--Results of Operations--Costs and Expenses--Inventory Impairment Loss."

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.........................................         35

Consolidated Balance Sheets, December 31, 1996 and 1995................         36

Consolidated Statements of Operations for years ended December 31,
  1996, 1995 and 1994..................................................         37

Consolidated Statements of Stockholders' Equity for years ended
  December 31, 1996, 1995 and 1994.....................................         38

Consolidated Statements of Cash Flows for years ended December 31,
  1996, 1995 and 1994..................................................         39

Notes to Consolidated Financial Statements.............................         40

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

                                             ERNST & YOUNG LLP

Honolulu, Hawaii
March 7 , 1997

                              SCHULER HOMES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
ASSETS
Cash and cash equivalents........................................................  $    1,619,000  $    6,147,000
Receivables (Note 1).............................................................         425,000         517,000
Prepaid income taxes.............................................................       2,604,000         557,000
Amount due from affiliate (Note 7)...............................................          26,000          25,000
Real estate inventories (Note 3).................................................     236,569,000     246,478,000
Investments in unconsolidated joint ventures (Note 9)............................      11,611,000      11,833,000
Deposits.........................................................................         483,000       1,001,000
Deferred offering costs (Note 9).................................................       1,399,000       1,628,000
Notes receivable (Note 2)........................................................       3,944,000       1,329,000
Deferred income taxes (Note 6)...................................................       7,356,000       1,818,000
Other assets.....................................................................       1,122,000       1,009,000
                                                                                   --------------  --------------
Total assets.....................................................................  $  267,158,000  $  272,342,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.................................................................  $      593,000  $    1,013,000
Accrued expenses.................................................................       6,910,000       3,197,000
Notes payable to bank (Note 5)...................................................      44,690,000      36,781,000
Convertible subordinated debentures (Note 9).....................................      57,500,000      57,500,000
                                                                                   --------------  --------------
Total liabilities................................................................     109,693,000      98,491,000

Commitments and contingencies (Notes 5 and 10)

Stockholders' equity (Notes 1, 8 and 9):
  Common stock, $.01 par value; 30,000,000
    shares authorized; 20,874,177 shares issued
    at December 31, 1996 and 1995................................................         209,000         209,000
  Additional paid-in capital.....................................................      93,096,000      93,096,000
  Retained earnings..............................................................      69,160,000      80,546,000
  Treasury stock, at cost; 774,000 shares at December 31, 1996...................      (5,000,000)       --
                                                                                   --------------  --------------
Total stockholders' equity.......................................................     157,465,000     173,851,000
                                                                                   --------------  --------------

Total liabilities and stockholders' equity.......................................  $  267,158,000  $  272,342,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------

Residential real estate sales...................................  $   93,645,000  $  132,897,000  $  217,266,000
Costs and expenses
  Residential real estate sales.................................      76,612,000     101,356,000     159,568,000
  Inventory impairment loss (Note 3)............................      23,910,000       9,405,000        --
  Selling and commissions.......................................       7,767,000       7,333,000       7,912,000
  General and administrative (Note 7)...........................       4,179,000       4,167,000       3,510,000
                                                                  --------------  --------------  --------------
  Total costs and expenses......................................     112,468,000     122,261,000     170,990,000
Income from unconsolidated joint ventures (Note 4)..............         157,000         967,000       3,307,000
                                                                  --------------  --------------  --------------
  Operating income (loss).......................................     (18,666,000)     11,603,000      49,583,000
Other income (expense)..........................................          (9,000)        462,000         502,000
                                                                  --------------  --------------  --------------
  Income (loss) before provision for income taxes...............     (18,675,000)     12,065,000      50,085,000
Provision (credit) for income taxes (Note 6)....................      (7,289,000)      4,703,000      19,336,000
                                                                  --------------  --------------  --------------
  Net income (loss).............................................  $  (11,386,000) $    7,362,000  $   30,749,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Net income (loss) per share (Note 11):
Primary.........................................................  $        (0.55) $         0.35  $         1.47
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Fully diluted...................................................  $        (0.55) $         0.35  $         1.37
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK         ADDITIONAL
                                   ------------------------     PAID-IN        RETAINED       TREASURY
                                      SHARES       AMOUNT       CAPITAL        EARNINGS         STOCK          TOTAL
                                   ------------  ----------  -------------  --------------  -------------  --------------
Balance at December 31, 1993.....    20,845,497  $  209,000  $  92,652,000  $   42,435,000  $    --        $  135,296,000
Issuance of common stock from
  exercise of stock options (Note
  8).............................        28,680      --            444,000        --             --               444,000
Net income.......................       --           --           --            30,749,000       --            30,749,000
                                   ------------  ----------  -------------  --------------  -------------  --------------
Balance at December 31, 1994.....    20,874,177     209,000     93,096,000      73,184,000       --           166,489,000
Net income.......................       --           --           --             7,362,000       --             7,362,000
                                   ------------  ----------  -------------  --------------  -------------  --------------
Balance at December 31, 1995.....    20,874,177     209,000     93,096,000  $   80,546,000       --        $  173,851,000
Reacquisition of the Company's
  common stock...................      (774,000)     --           --              --           (5,000,000)     (5,000,000)
Net loss.........................       --           --           --           (11,386,000)      --           (11,386,000)
                                   ------------  ----------  -------------  --------------  -------------  --------------
Balance at December 31, 1996.....    20,100,177  $  209,000  $  93,096,000  $   69,160,000  $  (5,000,000) $  157,465,000
                                   ------------  ----------  -------------  --------------  -------------  --------------
                                   ------------  ----------  -------------  --------------  -------------  --------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------
OPERATING ACTIVITIES
Net income (loss)...............................................  $  (11,386,000) $    7,362,000  $   30,749,000
Adjustment to reconcile net income to net cash used in operating activities:
  Depreciation and amortization expense.........................         187,000         147,000         116,000
  Income from unconsolidated joint venture (undistributed)......         (72,000)     (1,067,000)     (3,028,000)
  Sales financed by Company.....................................        (152,000)       (245,000)        (12,000)
  Principal payments of notes receivable........................         190,000         424,000         947,000
Changes in assets and liabilities:
  (Increase) decrease in receivables............................          92,000      40,628,000     (36,781,000)
  (Increase) in prepaid income taxes............................      (2,047,000)       (557,000)       --
  (Increase) decrease in deposits...............................         518,000        (901,000)      4,200,000
  (Increase) decrease in real estate inventories................      11,746,000     (36,286,000)    (37,616,000)
  (Increase) decrease in other assets...........................        (261,000)         27,000         107,000
  Increase (decrease) in accounts payable.......................        (420,000)        158,000        (755,000)
  (Decrease) in accrued expenses................................        (777,000)     (1,358,000)       (548,000)
  Change in deferred income taxes...............................      (5,538,000)       (418,000)     (2,490,000)
  Increase (decrease) in contract dispute resolution cost
    payable.....................................................        --            (7,979,000)      7,979,000
                                                                  --------------  --------------  --------------
  Net cash used in operating activities.........................      (7,920,000)        (65,000)    (37,132,000)

INVESTING ACTIVITIES
Investments in unconsolidated joint ventures....................        --              (205,000)       (178,000)
Advances to unconsolidated joint ventures.......................      (4,082,000)       (562,000)     (1,761,000)
Repayments of advances to unconsolidated joint ventures.........       4,248,000         239,000       1,615,000
Capital distributions from unconsolidated joint venture.........         128,000       4,301,000         231,000
Purchase of property and equipment..............................         (39,000)       (141,000)       (188,000)
                                                                  --------------  --------------  --------------
  Net cash provided by (used in) investing activities...........         255,000       3,632,000        (281,000)

FINANCING ACTIVITIES
Proceeds from bank borrowings...................................     115,723,000     151,021,000     140,303,000
Principal payments on bank borrowings...........................    (107,814,000)   (141,957,000)   (126,134,000)
Principal payments on note payable to others....................        --           (14,583,000)     (9,438,000)
Advances to affiliates..........................................        (116,000)       (109,000)       (163,000)
Repayment of advances from affiliates...........................         115,000         123,000         147,000
Decrease in deferred offering costs.............................         229,000         230,000         230,000
Proceeds from issuance of common stock from exercise of stock
 options........................................................        --              --               444,000
Reacquisition of the Company's common stock.....................      (5,000,000)       --              --
                                                                  --------------  --------------  --------------
  Net cash provided by (used in) financing activities...........       3,137,000      (5,275,000)      5,389,000
                                                                  --------------  --------------  --------------
(Decrease) in cash..............................................      (4,528,000)     (1,708,000)    (32,024,000)
Cash and cash equivalents (restricted) at beginning of period...       6,147,000       7,855,000      39,879,000
                                                                  --------------  --------------  --------------
Cash and cash equivalents at end of period......................  $    1,619,000  $    6,147,000  $    7,855,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

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

    The Company has ownership interests in the following entities:

    Schuler Homes of California, Inc., a wholly-owned subsidiary incorporated in California--This entity has committed to acquire land for the development and sale of residential real estate in California. This entity was formed in June, 1996.

    Schuler Homes of Washington, Inc., a wholly-owned subsidiary incorporated in the state of Washington--This entity has purchased land and is committed to purchase land for the development and sale of residential real estate in the state of Washington. This entity was formed in August, 1996.

    Schuler Homes of Oregon, Inc., a wholly-owned subsidiary incorporated in Oregon--This entity is in the process of identifying land to acquire for the development and sale of residential real estate in Oregon. This entity was formed in October, 1996.

    Schuler Realty/Maui, Inc., a wholly-owned subsidiary incorporated in Hawaii--This entity provides sales services in connection with the Company's projects on the island of Maui.

    Schuler Realty/Oahu, Inc., a wholly-owned subsidiary incorporated in Hawaii--This entity provides sales services in connection with the Company's projects on the island of Oahu.

    Lokelani Construction Corporation, a wholly-owned subsidiary incorporated in Delaware--This entity serves as the general contractor on certain of the Company's projects. See Note 3.

    Waiakoa Estates Subdivision Joint Venture (WESJV), an unincorporated joint venture--The Company has a 50% interest in WESJV, which is engaged in the development and sale of residential lots on the island of Maui.

    Iao Partners (Iao), a general partnership--The Company has a 50% interest in Iao, which is engaged in the development and sale of residential projects on the island of Maui.

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

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

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

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

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

3.  REAL ESTATE INVENTORIES

    Real estate inventories consist of the following:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1996            1995
                                                               --------------  --------------

Unimproved land held for future development..................  $   40,940,000  $   42,221,000

Development projects in progress.............................     129,967,000     127,240,000

Completed inventory (including lots held for sale)...........      65,662,000      77,017,000
                                                               --------------  --------------

                                                               $  236,569,000  $  246,478,000
                                                               --------------  --------------
                                                               --------------  --------------

    Completed inventory includes residential units which are substantially ready for occupancy.

    In February 1994, the Company purchased land for future residential development on the island of Oahu for approximately $48,000,000, including a note payable of $25,000,000 to the seller. The interest

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

3.  REAL ESTATE INVENTORIES (CONTINUED)
rate on the note was at the prime rate and was secured by a mortgage on the purchased land. The Company made a principal payment of $10,000000 in August 1994, and final payment on the note was made in 1995. The purchased property included 73 homes at various stages of completion in the construction process. Incidental to this transaction, the seller transferred ownership of 100% of the common stock of Lokelani Construction Corporation, the contractor for the 73 homes in progress, to the Company. The assets and operations of Lokelani Construction Corporation were not material to the Company in February 1994.

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

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    Condensed combined financial information as of December 31, 1996, 1995 and 1994 and for the years then ended are as follows:

                                                      1996           1995           1994
                                                  -------------  -------------  -------------

Assets (primarily real estate inventories)......  $  17,074,000  $  17,189,000  $  20,281,000

Liabilities.....................................        155,000        272,000        190,000
                                                  -------------  -------------  -------------

Equity..........................................  $  16,919,000  $  16,917,000  $  20,091,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Revenues........................................      6,657,000     10,472,000     25,023,000

Expenses........................................      6,166,000      8,347,000     18,950,000
                                                  -------------  -------------  -------------

Net income......................................  $     491,000  $   2,125,000  $   6,073,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

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

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)
    As of December 31, 1996, none of the $5,062,000, which represents the Company's cumulative share of Iao's profits, has been distributed.

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

    The following information relates to notes payable to bank at December 31, 1996 and 1995 and interest thereon during the years then ended:

                                                                   AVERAGE DAILY
                             WEIGHTED AVERAGE    MAXIMUM AMOUNT       AMOUNT        WEIGHTED AVERAGE
                             INTEREST RATE AT      OUTSTANDING      OUTSTANDING       INTEREST RATE
                              END OF THE YEAR    DURING THE YEAR  DURING THE YEAR   DURING THE YEAR*
                            -------------------  ---------------  ---------------  -------------------

1996......................             7.5%       $  68,467,000    $  54,529,000              7.5%
                                        --                                                     --
                                        --                                                     --
                                                 ---------------  ---------------
                                                 ---------------  ---------------

1995......................             8.2%       $  46,431,000    $  17,379,000              8.4%
                                        --                                                     --
                                        --                                                     --
                                                 ---------------  ---------------
                                                 ---------------  ---------------

* Computed by dividing related interest charged by the average daily amount outstanding during the year.

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

6.  INCOME TAXES

    The following summarizes the provision for income taxes:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        1996           1995          1994
                                                    -------------  ------------  -------------

Currently payable

Federal...........................................  $  (1,480,000) $  4,335,000  $  18,469,000

State.............................................       (271,000)      786,000      3,357,000
                                                    -------------  ------------  -------------

                                                       (1,751,000)    5,121,000     21,826,000

Deferred

Federal...........................................     (4,687,000)     (354,000)    (2,107,000)

State.............................................       (851,000)      (64,000)      (383,000)
                                                    -------------  ------------  -------------

                                                       (5,538,000)     (418,000)    (2,490,000)
                                                    -------------  ------------  -------------

Provision for income taxes........................  $  (7,289,000) $  4,703,000  $  19,336,000
                                                    -------------  ------------  -------------
                                                    -------------  ------------  -------------

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        1996           1995          1994
                                                    -------------  ------------  -------------

Provision (credit) for federal income taxes at the
  statutory rate..................................  $  (6,559,000) $  4,237,000  $  17,590,000

Provision (credit) for state income taxes, net of
  federal income tax benefits.....................       (727,000)      470,000      1,950,000

Other.............................................         (3,000)       (4,000)      (204,000)
                                                    -------------  ------------  -------------

Provision (credit) for income taxes...............  $  (7,289,000) $  4,703,000  $  19,336,000
                                                    -------------  ------------  -------------
                                                    -------------  ------------  -------------

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

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

    The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $116,000, $106,000 and $66,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    The Black-Scholes option valuation model used was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                                                       1996           1995
                                                                  --------------  ------------
Pro forma net income (loss).....................................  $  (11,508,000) $  7,282,000
Pro forma net income (loss) per share:
Primary.........................................................  $        (0.56) $       0.35
Fully diluted...................................................  $        (0.56) $       0.35

    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                          1996                        1995                      1994
                                              ----------------------------  ------------------------  ------------------------
                                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                               EXERCISE                  EXERCISE                  EXERCISE
                                                 OPTIONS         PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                              -------------  -------------  ---------  -------------  ---------  -------------
Outstanding--beginning of year..............        325,489    $      14      249,131    $      19      207,761    $      16
Granted.....................................         88,500            6      157,150           10       78,350           25
Exercised...................................       --             --           --           --          (28,680)          15
Forfeited...................................        (44,104)          12      (80,792)          23       (8,300)          23
                                              -------------                 ---------                 ---------
Outstanding--end of year....................        369,885    $      12      325,489    $      14      249,131    $      19
                                              -------------                 ---------                 ---------
                                              -------------                 ---------                 ---------
Exercisable at end of year..................        202,126    $      15      129,770    $      16       72,362    $      16
Weighted-average fair value of options
  granted during the year...................  $        2.15                 $    3.77                       N/A

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    Exercise prices for options outstanding as of December 31, 1996 ranged from $6 to $26. The following is additional information relating to the options outstanding as of December 31, 1996:

                                                         EXERCISE PRICES LESS THAN   EXERCISE PRICES GREATER THAN
                                                                    $12                           $12
                                                         --------------------------  -----------------------------
Options outstanding
Number of options......................................             207,350                       162,535
Weighted average exercise price........................          $     8.63                   $     16.25
Weighted average remaining contractual life............               9 years                   5.8 years

Options currently exercisable
Number of options......................................                48,795                       153,331
Weighted average exercise price........................  $              10.51        $                16.06

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

9. CONVERTIBLE SUBORDINATED DEBENTURES

    On January 28, 1993, the Company issued $50,000,000 principal amount of
6 1/2% Convertible Subordinated Debentures, which are due January 15, 2003. On February 25, 1993, the related over-allotment option for an additional $7,500,000 was exercised in full. The Debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $21.83 per share, subject to adjustment under certain conditions. The Company received net proceeds from the offering of approximately $55,200,000 (net of offering costs of approximately $2,300,000). The Company used a portion of such proceeds to purchase $51,500,000 of additional land inventory for residential development, using the balance of $3,700,000 to repay a portion of the Company's borrowings under its line of credit. The offering costs are being amortized over the term of the debentures using the interest method.

10. COMMITMENTS AND CONTINGENCIES

    At December 31, 1996, the Company had under contract to purchase for approximately $7,530,000, land for future residential development. Those purchases were completed subsequent to December 31, 1996. In addition, subsequent to December 31, 1996, the Company entered into contracts to purchase several parcels of land for future residential development for an aggregate of approximately $15,730,000, subject to certain contingencies.

    Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

    One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of December 31, 1996, the Company has paid $240,000 and accrued $1,620,000, for a total of $1,860,000 related to the construction of 93 units in excess of 580.

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

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
        Convertible subordinated debentures: The fair value of $43,844,000 for the Company's convertible subordinated debentures is based on the quoted market price of 76.25 at December 31, 1996.

        Interest rate swap: The estimated fair value at December 31, 1996 is a liability of approximately $299,000 and is based on a bank quote. Credit loss from counterparty nonperformance is not anticipated.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1996 and 1995 are presented in the following summary:

                                                                  THREE MONTHS ENDED
                                                   ------------------------------------------------
                                                                            SEPTEMBER
                                                    MARCH 31     JUNE 30       30       DECEMBER 31
                                                   -----------  ---------  -----------  -----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
1996
Sales............................................   $  19,965   $  29,820   $  21,953    $  21,907
Operating income (loss)..........................       1,391     (21,472)        742          673
Pre-tax income (loss)............................       1,552     (21,432)        787          418
Net income (loss)................................         948     (13,074)        485          255
Earnings (loss) per share (fully diluted)........        0.05       (0.63)       0.02         0.01

1995
Sales............................................   $  36,619   $  26,762   $  29,975    $  39,541
Operating income (loss)..........................       7,533       4,730       4,612       (5,272)
Pre-tax income (loss)............................       7,638       4,843       4,739       (5,155)
Net income (loss)................................       4,659       2,956       2,891       (3,144)
Earnings (loss) per share (fully diluted)........        0.21        0.14        0.14        (0.15)

    Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

14. RESOLUTION OF CONTRACT DISPUTE

    In late 1994, the Company initiated arbitration proceedings in Honolulu against the general contractor at its Salt Lake project. The arbitration proceedings primarily pertained to claims made by (i) the general contractor for additional compensation attributable to changes made to the scope of work originally contemplated by the construction contract, partially offset by reductions authorized by the Company and (ii) each party for losses incurred in the administration of the contract. While the Company believes that most of the claims asserted by the general contractor in the arbitration proceeding were without merit, the Company also began to recognize that its ability to work with the joint venture contractor in an efficient and cost-productive manner had been eroded by the existence of the arbitration proceeding. On the basis of these and other factors, the Company engaged in settlement discussions with the general contractor and the parties reached a settlement of the dispute in February 1995. This resolution resulted in the Company incurring a pre-tax charge in the 1994 fourth quarter of $7,979,000,

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

14. RESOLUTION OF CONTRACT DISPUTE (CONTINUED) which is included in Cost of Residential Real Estate Sold for the year ended December 31, 1994. The $7,979,000 was paid in February 1995.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    See "Item 8. Financial Statements and Supplementary Data."

    (b)  REPORTS ON FORM 8-K.

    None.

    (c)  EXHIBITS.

      EXHIBIT
       NUMBER                                                 DOCUMENT DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
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

        +  10.2       1992 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 of the Company's 1992
                      Annual Report on Form 10-K; Commission file number 0-19891.)

      EXHIBIT
       NUMBER                                                 DOCUMENT DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
        +  10.3       Form of Stock Option Agreement. (Incorporated by reference to Exhibit 28.2 of the Company's registration statement under the Securities Act on Form S-8, Registration No. 33-53044.)

        +  10.4       Form of Non-Employee Director Automatic Option Grant Agreement. (Incorporated by reference to Exhibit
                      28.3 of the Company's registration statement under the Securities Act on Form S-8, Registration No.
                      33-53044.)

        +  10.5       Management Agreement dated as of January 31, 1992 between the Company and James K. Schuler &
                      Associates, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-45485.)

        +  10.6       Employment Agreement dated as of January 31, 1992 between the Company and James K. Schuler.
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

      EXHIBIT
       NUMBER                                                 DOCUMENT DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
           10.16      Purchase Agreement (Parcel 9) dated July 30, 1993 between the Company and AMFAC Property Development
                      Corp., a Hawaii Corporation. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                      Report on Form 10-Q dated September 30, 1993; Commission file number 0-19891.)

        +  10.17      Schuler Homes, Inc. 401(k) Retirement Savings Plan (005) dated July 20, 1993, which amends in full the Schuler Homes, Inc. Profit Sharing Plan (005), originally effective November 1, 1989.
                      (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated
                      September 30, 1993; Commission file number 0-19891.)

        +  10.18      Amendment to the Schuler Homes, Inc. 401(k) Retirement Savings Plan (005) (Sections 2.1 and 2.2)
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

           10.26      Security Agreement (Salt Lake) between the Company and First Hawaiian Bank dated June 8, 1994.
                      (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1994;
                      Commission file number 0-19891.)

        +  10.27      Amendment to the Schuler Homes, Inc. 401(k) Retirement Savings Plan (005) (Sections 1.5(a) and 1.11,
                      effective January 1, 1994; and Sections 2.1 and 2.2, effective September 16, 1994). (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994;
                      Commission file number 0-19891.)

      EXHIBIT
       NUMBER                                                 DOCUMENT DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
           10.28      Agreement for Increased Density on Parcels 10, 15, 16 and 20 between the Company and AMFAC Property
                      Development Corp. dated December 12, 1994. (Incorporated by reference to Exhibit 10.82 of the
                      Company's 1994 Annual Report on Form 10-K; Commission file number 0-19891.)

           10.29      Amendment to Loan Documents (Salt Lake) between the Company and First Hawaiian Bank, dated March 10,
                      1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1995;
                      Commission file number 0-19891.)

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

      EXHIBIT
       NUMBER                                                 DOCUMENT DESCRIPTION
--------------------  -----------------------------------------------------------------------------------------------------
           10.41      Credit Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996.
                      (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996;
                      Commission file number 0-19891.)
           10.42      Promissory Note between the Company, certain Banks, and First Hawaiian Bank, dated March 29, 1996.
                      (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996;
                      Commission file number 0-19891.)
           10.43      Negative Pledge Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March
                      29, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31,
                      1996; Commission file number 0-19891.)
           10.44      Contract for Purchase and Sale of Real Property between the Company and Investek Properties Company,
                      LLC, dated June 19, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1996; Commission file number 0-19891.)
           10.45      Real Estate Purchase Agreement between Schuler Homes of California, Inc. and Frank J. Andrews, Jr.,
                      dated August 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)
           10.46      Option Agreement between Schuler Homes of California, Inc. and Frank J. Andrews, Jr., dated August
                      20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September
                      30, 1996; Commission file number 0-19891.)
           10.47      Real Estate Purchase and Sale Agreement between the Company and Coop Family Limited Partnership, dated September 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)
           21         Subsidiaries of the Registrant. Incorporated by reference to Note 1 of Notes to Consolidated
                      Financial Statements included in Item 8 of this Form 10-K.)
        *  23.1       Consent of Independent Auditors.
        *  27         Financial Data Schedule
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

------------------------

*   Filed herewith

+   Management contract, compensatory plan or arrangement

    (d)  SEE ITEM 14(1C).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHULER HOMES, INC.

                                By:             /s/ JAMES K. SCHULER
                                     -----------------------------------------
                                                  James K. Schuler
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: April 15, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ JAMES K. SCHULER         President and Chief
------------------------------    Executive Officer           April 15, 1997
       James K. Schuler           (principal executive
                                  officer)

     /s/ MICHAEL T. JONES       Executive Vice President
------------------------------    of Operations and           April 15, 1997
       Michael T. Jones           Director

                                Senior Vice President of
     /s/ PAMELA S. JONES          Finance, Chief Financial
------------------------------    Officer and Director        April 15, 1997
       Pamela S. Jones            (principal financial
                                  officer)

      /s/ MARTIN T. HART
------------------------------  Director                      April 15, 1997
        Martin T. Hart

  /s/ BERT T. KOBAYASHI, JR.
------------------------------  Director                      April 15, 1997
    Bert T. Kobayashi, Jr.