Form 10-Q
period 1997-03-31
SCHULER HOMES INC
filed 1997-05-15
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

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

       YES   X                                         NO
           -----                                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
    CLASS OF COMMON STOCK                        APRIL 30, 1997
    ---------------------                        --------------
       $.01 par value                              20,100,177

                               SCHULER HOMES, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Independent Accountants' Review Report.....................    3

           Consolidated Balance Sheets - March 31, 1997 and
            December 31, 1996.........................................    4

           Consolidated Statements of Income - Three months
            ended March 31, 1997 and 1996.............................    5

           Consolidated Statements of Cash Flows - Three
            months ended March 31, 1997 and 1996......................    6

           Notes to Consolidated Financial Statements.................    7

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............    11

PART II.   OTHER INFORMATION..........................................    17

SIGNATURES............................................................    18

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       ERNST & YOUNG LLP

Honolulu, Hawaii
May 14, 1997

                              SCHULER HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,1997  December 31,
                                                     -------------     1996
                                                      (unaudited)   ------------
ASSETS

Cash and cash equivalents (Note 2).................. $  3,394,000  $  1,619,000
Receivables.........................................    1,392,000       425,000
Prepaid income taxes................................    2,549,000     2,604,000
Amount due from affiliate (Note 5)..................       26,000        26,000
Real estate inventories (Note 3)....................  280,299,000   236,569,000
Investments in unconsolidated joint ventures........   11,560,000    11,611,000
Deposits............................................      570,000       483,000
Deferred offering costs.............................    1,342,000     1,399,000
Notes receivables (Note 2)..........................    1,822,000     3,944,000
Deferred income taxes...............................    5,985,000     7,356,000
Intangibles (Note 7)................................   14,281,000            --
Other assets........................................    3,235,000     1,122,000
                                                     ------------  ------------
Total assets........................................ $326,455,000  $267,158,000
                                                     ------------  ------------
                                                     ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable....................................    1,760,000  $    593,000
Accrued expenses....................................    7,673,000     6,910,000
Notes payable to bank (Note 4)......................  101,280,000    44,690,000
6-1/2% convertible subordinated debentures due 2003.   57,500,000    57,500,000
                                                     ------------  ------------
Total liabilities...................................  168,213,000   109,693,000

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity (Note 10):
    Common stock, $.01 par value; 30,000,000 shares
     authorized; 20,874,177 shares issued at
     March 31, 1997 and December 31, 1996...........      209,000       209,000
    Additional paid-in capital......................   93,096,000    93,096,000
    Retained earnings...............................   69,937,000    69,160,000
    Treasury stock, at cost; 774,000 shares at
     March 31, 1997 and December 31, 1996...........   (5,000,000)   (5,000,000)
                                                     ------------  ------------
Total stockholders' equity..........................  158,242,000   157,465,000
                                                     ------------  ------------
Total liabilities and stockholders' equity.......... $326,455,000  $267,158,000
                                                     ------------  ------------
                                                     ------------  ------------

See accompanying notes.

                               SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        1997          1996
                                                        ----          ----
                                                            (unaudited)

Residential real estate sales......................  $49,995,000   $19,965,000

Costs and expenses
    Residential real estate sales..................   41,464,000    16,213,000
    Selling and commissions........................    3,463,000     1,543,000
    General and administrative.....................    2,920,000       906,000
                                                     -----------   -----------
        Total costs and expenses...................   47,847,000    18,662,000

Income from unconsolidated joint ventures..........        7,000        88,000
                                                     -----------   -----------
    Operating income ..............................    2,155,000     1,391,000
Other income (expense).............................     (899,000)      161,000
                                                     -----------   -----------
   Income before provision for income taxes........    1,256,000     1,552,000
Provision for income taxes (Note 6)................      479,000       604,000
                                                     -----------   -----------
   Net income .....................................  $   777,000    $  948,000
                                                     -----------   -----------
                                                     -----------   -----------
Net income per share (Note 8):
   Primary.........................................  $      0.04    $     0.05
                                                     -----------   -----------
                                                     -----------   -----------
   Fully diluted...................................  $      0.04    $     0.05
                                                     -----------   -----------
                                                     -----------   -----------

                             See accompanying notes.

                              SCHULER HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three months ended March 31,
                                                    ----------------------------
                                                         1997          1996
                                                         ----          ----
                                                             (unaudited)

OPERATING ACTIVITIES
Net income.......................................... $   777,000    $   948,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization expense..........     280,000         46,000
Income from unconsolidated joint venture
   (undistributed)..................................     (16,000)       (85,000)
     Sales financed by Company......................    (143,000)           --
     Principal payments of notes receivable.........   1,447,000        127,000
     Changes in assets and liabilities, net of
      effects from purchase of Melody Homes
      and Mortgage:
        (Increase) decrease in receivables..........     142,000        (60,000)
        Decrease in prepaid income taxes............      55,000        143,000
        (Increase) in real estate inventories.......  (4,765,000)    (8,518,000)
        (Increase) in deposits......................     (87,000)            --
        (Increase) in other assets..................    (454,000)      (396,000)
        (Decrease) in accounts payable..............  (3,607,000)      (448,000)
        Increase (decrease) in accrued expenses.....   1,534,000     (1,215,000)
        Change in deferred income taxes.............   1,371,000        500,000
                                                     ------------   ------------
          Net cash (used in) operating activities...  (3,466,000)    (8,958,000)

INVESTING ACTIVITIES
Payment for purchase of Melody Homes and Mortgage,
  net of cash acquired.............................. (29,508,000)           --
Advances to unconsolidated joint venture............     (44,000)    (2,002,000)
Repayments of advances to unconsolidated joint
  venture...........................................      64,000      1,447,000
Capital distributions from unconsolidated joint
  venture...........................................      48,000         24,000
Purchase of furniture, fixtures, and equipment......    (298,000)        (4,000)
                                                     ------------   ------------
          Net cash (used in) investing activities... (29,738,000)      (535,000)

FINANCING ACTIVITIES
Proceeds from bank borrowings.......................  57,771,000     84,933,000
Principal payments on bank borrowings............... (22,848,000)   (75,767,000)
Advances to affiliate...............................     (27,000)       (38,000)
Repayment of advances to affiliate..................      26,000         25,000
Net decrease in deferred offering costs.............      57,000         57,000
                                                     ------------   ------------
          Net cash provided by financing activities.  34,979,000      9,210,000
                                                     ------------   ------------
Increase (decrease) in cash.........................   1,775,000       (283,000)
Cash and cash equivalents at beginning of period....   1,619,000      6,147,000
                                                     ------------   ------------
Cash and cash equivalents at end of period..........  $3,394,000     $5,864,000
                                                     ------------   ------------
                                                     ------------   ------------

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

     These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1996 contained in the Company's 1996 annual report on Form 10-K.

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

     On January 8, 1997, the Company completed the acquisition of the common stock of Melody Homes, Inc., a Colorado homebuilder, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The operations of Melody Mortgage during the quarter ended March 31, 1997 consist primarily of transactions with Melody Homes, which are eliminated upon consolidation.


2.   Notes Receivable

     Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to home buyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is satisfied. In March 1997, the Company sold second mortgage notes of approximately $2,500,000, resulting in the recognition of sales and gross profit of approximately $11,303,000 and $817,000 (net of discount and collection reserve relating to sale), respectively (includes five sales which closed during the first quarter of 1997). The collection reserve results in a restriction on the Company's cash in the amount of approximately $506,000. Cumulative revenue and gross profit remaining deferred on such transactions as of March 31, 1997 are $4,679,000 and $588,000, respectively.

3.   Real Estate Inventories

     Inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated.

     The estimates of future cash flows require significant judgment relating to the level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and level of consumer confidence, among other items. Accordingly, there exists at any date, a reasonable possibility that changes in estimates will occur in subsequent periods.

     Real estate inventories at March 31, 1997 consist of the following:

        Unimproved land held for future development........... $ 61,108,000
        Development projects in progress......................  158,268,000
        Completed inventory (including lots held for sale)....   60,923,000
                                                               ------------
                                                               $280,299,000
                                                               ------------
                                                               ------------
     Completed inventory includes residential units which are substantially ready for occupancy.


4.   Notes Payable to Bank

     At March 31, 1997, $32,684,000 of the Company's line of credit is unused, of which $621,000 is restricted as to withdrawal for project expenses and $3,033,000 is restricted as to withdrawal for outstanding but unused letters of credit.

     In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110,000,000 to $137,600,000. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. At March 31, 1997, the Company's outstanding borrowings were at interest rates of LIBOR plus 1.75% (7.5% ) and prime plus 0% (8.5%). The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

     The Company paid interest (relating to notes payable to bank and the convertible subordinated debentures) of approximately $3,581,000 during the quarter ended March 31, 1997. Interest capitalized to real estate inventories during the quarter ended March 31, 1997 was approximately $2,169,000. The difference between the amount of interest paid and the amount capitalized is comprised of accrued interest payable and interest of $667,000 expensed (included in Other income (expense)) and not capitalized.


5.   Related Party Transactions

     The Company charged $26,000 for the quarter ended March 31, 1997 to James
     K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At March 31, 1997, the $26,000 was included in Amount due from affiliate. Subsequent to March 31, 1997, the receivable was paid in full.

     From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended March 31, 1997, legal fees of approximately $167,000 to such firms were incurred by the Company.

6.   Income Taxes

     During the three months ended March 31, 1997, no income tax payments were required to be made by the Company.


7.   Acquisition of Melody Homes, Inc. and Melody Mortgage Company

     On January 8, 1997, the Company completed the acquisition of the common stock of Melody Homes, Inc., a Colorado homebuilder, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The consideration of approximately $24,100,000 (excludes $4,000,000 of the covenant-not-to-compete paid to certain former Melody shareholders and certain other acquisition related costs) consisted of cash, in addition to liabilities assumed of approximately $26,500,000. The transaction has been accounted for under the purchase method of accounting, wherein goodwill and a covenant-not-to-compete in the combined amount of approximately $14,500,000 has been recognized by the Company after recording other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. Goodwill and the covenant-not-to-compete is being amortized over a 20-year period. Accumulated amortization at March 31, 1997 is approximately $184,000.


     In connection with his consultation services relating to the acquisition of Melody, the Company paid a fee of $90,000 to Mr. Martin T. Hart, a member of the Company's Board of Directors. Combined revenue for Melody Homes, Inc. and Melody Mortgage Company was approximately $97,000,000 for the year ended June 30, 1996.


8.   Net Income Per Share

     Primary net income per share for the quarters ended March 31, 1997 and 1996 were computed using the weighted average number of common shares outstanding during the quarters of 20,100,177 and 20,874,177, respectively.

     The computation of fully diluted net income per share for the quarters ended March 31, 1997 and 1996 resulted in amounts less than the primary net income per share. Accordingly, the primary net income per share is also presented as the fully diluted net income per share.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

9.   Commitments and Contingencies

     At March 31, 1997, the Company had under contract to purchase for approximately $6,133,000, land for residential development.

     The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who seek to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. However, this litigation is at an early stage of discovery. Based upon its current understanding of the lawsuit, the Company believes (at this early stage of litigation) the claims to be largely without merit, or that meritorious defenses, together with potential third party defendants and insurance coverage, exist to offset a material portion of the related claims. The litigation is being vigorously defended. However, if this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

     Prior to its acquisition by the Company, Melody was joined in a class-action lawsuit related to the use of polybutylene plumbing systems and certain alleged defects and deficiencies of such systems. In September 1995, the Denver District Court stayed the action pending the resolution of two similar "national class actions" involving the same group of Plaintiffs as well as manufacturers of polybutylene plumbing systems. The Denver case was stayed to await a finalization of the settlement agreed to in the courts of Tennessee and Alabama, which required the assignment of Plaintiffs' claims to the manufacturers of polybutylene. These settlement agreements have since been finalized, and subsequent to March 31, 1997, a stipulated motion for dismissal of the Denver case was submitted to the Denver District Court by Melody, the Plaintiffs, and other parties to the case. The Company believes that the stipulated motion for dismissal will be granted by the Denver District Court, although no assurance can be given that the dismissal of the case will be granted.


10. Stockholders' Equity

     During the first quarter of 1997, options to purchase approximately 222,500 shares of common stock were approved to be granted. In addition, a plan was approved to permit option holders to effectively reprice certain of their outstanding options (covering up to an aggregate of approximately 271,000 shares of common stock). This plan would allow option holders to receive new options for the same number of shares covered by their existing options at an exercise price equal to $5.625. Any such new options would be subject to a new vesting schedule and the existing options would be cancelled.

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


OVERVIEW

     For the quarter ended March 31, 1997, sales of residential real estate (revenue) were $50.0 million and operating income was $2.2 million, compared to revenues of $20.0 million and operating income of $1.4 million during the first quarter last year. Net income was $777,000 ($0.04 per share) for the quarter ended March 31, 1997, compared to net income of $948,000 ($0.05 per share) during the 1996 first quarter.

On January 8, 1997, the Company announced the completion of its acquisition of Melody Homes, Inc., a leading homebuilder and 43-year old company in the Denver metropolitan area of Colorado, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The Company's 1997 first quarter results were positively impacted by its acquisition of Melody Homes and Mortgage. The Colorado operations contributed approximately $24.4 million to the Company's 1997 first quarter revenues, generating improved operating results for the Company, which were partially offset by a decline in Hawaii's operating results and margins primarily caused by the continued softness in Hawaii's residential market.

During the quarter ended March 31, 1997, the Company closed the sales of 240 homes and lots, including 167 homes in Colorado and 73 homes and lots in Hawaii. This compares to the closing of 98 homes and lots in Hawaii during the first quarter of last year. Backlog at March 31, 1997 totaled 468 homes and lots with an aggregate sales value of $78.9 million, compared to $48.4 million in aggregate sales value of the 200 homes and lots in backlog at March 31, 1996. The increase in backlog was solely attributable to strong sales activity in the Denver division offset, in part, by lower backlog amounts in Hawaii. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes included in backlog will result in actual closings.

The Company believes that the lower amount of closings of home sales and quarter-end backlog in Hawaii this quarter as compared to the 1996 first quarter, is the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. If new home sales rates persist at their current levels or decline further, the Company's Hawaii financial results will be adversely affected by fewer closings of home sales, lower revenues and continued pressure on margins in 1997 as compared to 1996.

   The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented.

                                                                              Percentage Change in
                                               Three months ended March 31,   Dollar Amounts From
                                                    1997        1996             1996 to 1997
                                                    ----        ----             ------------
Residential real estate sales...................   100.0%      100.0%              150.4%

Costs and expenses
    Residential real estate sales...............    82.9        81.2               155.7
    Selling and commissions.....................     6.9         7.7               124.4
    General and administrative..................     5.8         4.5               222.3
                                                   -----       -----
              Total costs and expenses..........    95.6        93.4               156.4

Income from unconsolidated joint ventures.......     0.0         0.4               (92.0)
                                                   -----       -----
    Operating income............................     4.4         7.0                54.9
Other income (expense)..........................    (1.8)        0.8              (658.4)
                                                   -----       -----
    Income before provision for income taxes....     2.6         7.8               (19.1)
Provision for income taxes......................     1.0         3.1               (20.7)
                                                   -----       -----
    Net income..................................     1.6%        4.7%              (18.0)
                                                   -----       -----
                                                   -----       -----

RESULTS OF OPERATIONS

SALES OF RESIDENTIAL REAL ESTATE

     The Company's sales of residential real estate for the quarter ended March 31, 1997 were approximately $50.0 million as compared to approximately $20.0 million during the quarter ended March 31, 1996. This represents an increase of approximately $30.0 million or 150.4%.

     For the first quarter of 1997, the revenues of $50.0 million includes approximately $39.9 million related to 231 sales closed during the quarter (167 in Colorado), in addition to approximately $10.1 million related to 53 sales that closed in 1996 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1997 first quarter. Pre-tax profit of $762,000 was recognized in connection with the sale of the 53 second mortgages. Revenue and profit recognition on these "zero-down" sales was deferred in 1996 until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997. The average revenue recognized of $176,000 per unit for the first quarter of 1997 is lower than the 1996 first quarter average of $233,000, primarily due to a) the lower average sales prices of homes in Colorado as compared to homes in Hawaii and, to a lesser extent, b) the discount taken on the sale of the second mortgages.

     The number of Hawaii home sales closed in the first quarter of 1997 and years 1996 and 1995 is significantly lower than the number of home sales closed in 1994, primarily as a result of the reduction in home sales rates during the periods as compared to 1994. The Company believes the reduction in the rate of new home sales to be the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. Although the Company believes that the Hawaiian economy has shown signs of recovery, particularly in the tourism industry, the Company's rate of new home sales has not improved. If new home sales rates persist at their current levels or decline further, the Company's financial results will be adversely affected by fewer closings of home sales, lower revenues and continued pressure on margins.

     Historically, Hawaii's unemployment rate has generally been lower than the U.S. national average. However, in recent years Hawaii's unemployment rate has been comparable to the national average and jobs have declined an estimated 0.5% to 2.0% per year from 1992 through 1996. Any increases in Hawaii's unemployment rate or continued lack of job growth may adversely affect future demand for new homes. In addition, increases in mortgage rates impact the home buyer's ability to qualify for mortgage loans, which could adversely affect demand for new homes. Increases in mortgage rates may also reduce the sales price ceilings established on homes which are subject to governmentally imposed affordable housing requirements in Hawaii. The affordable prices are generally determined at a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria.

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

     Cost of residential real estate sales increased to approximately $41.5 million during the quarter ended March 31, 1997 from approximately $16.2 million during the same period in 1996, representing an increase of approximately $25.3 million or 155.7%. This increase in the first quarter of
1997 as compared to the first quarter of 1996 is the result of   a) the closing
of 167 home sales by the newly acquired Colorado operations and b) the recognition of costs related to the 53 "zero-down" sales deferred in 1996 and recognized in the first quarter of 1997 as a result of the sale of the related second mortgages. Cost of residential real estate sales as a percentage of sales increased to 82.9% in the first quarter of 1997 from 81.2% in the first quarter of 1996, primarily as a result of an increased level of price discounts and sales incentives to homebuyers in Hawaii. The Company anticipates this increased level of discounts and incentives will continue to affect its operating results in future periods and no assurances can be given that they will not increase to even greater levels than reached in the past.

     Total interest incurred during each of the quarters ended March 31, 1997 and 1996 was approximately $2.8 million and $1.9 million, respectively. All amounts incurred, except for approximately $667,000 in the first quarter of 1997, were capitalized to development projects. Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project.

     Average debt outstanding was approximately $155.6 million and $102.3 million during the first quarters of 1997 and 1996, respectively. The Company's average interest rate on its debt for the quarters ended March 31, 1997 and 1996 was approximately 7.4% and 7.3%, respectively. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Sales and marketing costs represented approximately 6.9% and 7.7% of sales of residential real estate during the quarters ended March 31, 1997 and 1996, respectively. The decrease is a result of lower costs incurred in Colorado as compared to Hawaii, offset in part by increases in the level of selling and commission costs in Hawaii.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and administrative expenses increased by $2.0 million during the first quarter of 1997 as compared to the same period in 1996 primarily due to the addition of the Colorado division and the start-up of operations in
Northern California and the Pacific Northwest.   As a percentage of sales,
general and administrative expense increased from 4.5% during the quarter ended March 31, 1996 to 5.8% during the quarter ended March 31, 1997, which is a result of the same items mentioned in the preceding sentence.


INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from unconsolidated joint ventures primarily represents the Company's 50% interest in the operations of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively. The decrease in this income from $88,000 during the first quarter of 1996 to $7,000 during the same period in 1997 is primarily the result of the closing of 3 homes at Iao Parkside during the first quarter of 1997 as compared to 13 closings during the comparable quarter in 1996, and lower profit margins realized in this project during the first quarter of 1997 as compared to the first quarter of 1996.


OTHER INCOME (EXPENSE)

     Other income (expense) is primarily composed of interest income of $37,000 and $156,000 earned on cash balances and notes receivable during the quarters ended March 31, 1997 and 1996, respectively, offset in the 1997 first quarter by a) approximately $712,000 of financing costs (primarily including interest of $667,000) expensed and not capitalized resulting from the acquisition of Melody Homes and Mortgage and reduced construction activity in Hawaii, and b) amortization of goodwill and the covenant-not-to-compete of $184,000 also associated with the acquisition of Melody Homes and Mortgage.


PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the first quarters of 1997 and 1996 was approximately 38% and 39%, respectively. The lower effective tax rate in the first quarter of 1997 reflects the lower Colorado state income tax rate as compared to Hawaii's state income tax rate.

VARIABILITY OF RESULTS

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income. For example, the Company's sales of residential real estate for each of the four quarters ended December 31, 1995, ranged from approximately $26.8 million to $39.5 million and for each of the four quarters ended December 31, 1996, ranged from approximately $20.0 million to $29.8 million. The Company's net income (loss) for each of the four quarters ended December 31, 1995, ranged from a net loss of approximately $3.1 million (after giving effect to the $5.7 million after-tax charge relating to FASB 121) to net income of $4.7 million and for each of the four quarters ended December 31, 1996, ranged from a net loss of approximately $13.1 million (after giving effect to the $14.6 million after-tax charge relating to FASB 121) to net income of $948,000. Factors that contribute to variability of the Company's results include: the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; the Company's ability to continue to acquire additional land on favorable terms for future developments; the condition of the real estate markets and economies in states in which the Company operates; the cyclical nature of the homebuilding industry and changes in prevailing interest rates; costs of material and labor; and delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

     The Company's recent expansion to markets in the mainland United States further exposes the Company to risks inherent in those markets. For example, as a result of the Company's acquisition of Melody, it will encounter construction issues and risks such as expansive soils and extreme seasonal weather conditions (dissimilar to those encountered in Hawaii).

     The Company will continue to consider its expansion into additional selected residential housing markets in the United States mainland and into certain foreign countries and into other related industries. The Company has and would consider the acquisition of or joint venture with an existing company, as well as its own acquisition and development of homebuilding projects in certain areas, in order to facilitate its expansion. No assurances can be given that the Company will be able to successfully establish operations outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.

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

     The following table sets forth the Company's backlog (for both homes and residential lots) at March 31, 1997 and 1996.



                           March 31, 1997                March 31, 1996
                                                         --------------

                                    Aggregate                     Aggregate
                      Number       Sales Value      Number       Sales Value
                      ------       -----------      ------       -----------
Homes - Hawaii          105        $24,939,000        192        $47,271,000
Lots - Hawaii             2            229,000          8          1,166,000
Homes - Colorado        361         53,701,000         --                 --
                      ------       -----------      ------       -----------
    Total               468        $78,869,000        200        $48,437,000
                      ------       -----------      ------       -----------
                      ------       -----------      ------       -----------

     The Company has observed an increase in its historical cancellation rates in Hawaii, which the Company believes to be attributable to uncertainty of prospective homebuyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

     The average sales prices of the homes and lots comprising backlog at March 31, 1997 and 1996 were $169,000 and $242,000, respectively. The decrease in average sales prices primarily reflects the lower average sales prices in
Colorado, as compared to Hawaii.   Due to the ability of buyers to cancel their
sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes 100% of the backlog of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the Company's two joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110 million to $137.6 million, and adding Bank One, Arizona, N.A. to the lending group. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's current rate is LIBOR plus 1.75% or prime plus 0%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

     On January 8, 1997, the Company completed the acquisition of Melody Homes, Inc. ("Melody"), a homebuilder in the Denver metropolitan area of Colorado, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The Company funded the purchase and refinanced a portion of Melody's loans using its unsecured revolving line of credit facility. Upon the finalization of the increase in the Company's unsecured revolving line of credit, all of Melody's loans were refinanced by the Company's line of credit.

     Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At March 31, 1997, the Company had bank notes payable of approximately $101.3 million. Peak outstanding debt, including bank borrowings and the Convertible Subordinated Debentures, during the quarter ended March 31, 1997 was $162.7 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of common stock, cash flow from operations, its available bank credit facilities and financing sellers of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

      At April 30, 1997, the Company had bank notes payable of approximately $107.9 million.

     At April 30, 1997, the Company has commitments to purchase several parcels of land for approximately $5.8 million, including land to be acquired for development by the Company's start-up divisions in Northern California and the Pacific Northwest, in addition to land purchase commitments of the Colorado division. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcels. The Company intends to consummate the purchase of the land parcels in 1997. However, no assurances can be given that the purchases will be completed or that the land under purchase option will be acquired.

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

     In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who seek to have a class of all owners certified. The Complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. However, this litigation is at an early stage of discovery. Based upon its current understanding of the lawsuit, the Company believes (at this early stage of litigation) the claims to be largely without merit, or that meritorious defenses, together with potential third party defendants and insurance coverage, exist to offset a material portion of the related claims. The litigation is being vigorously defended. However, if this lawsuit were decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

     Prior to its acquisition by the Company, Melody was joined in a class-action lawsuit related to the use of polybutylene plumbing systems and certain alleged defects and deficiencies of such systems. In September 1995, the Denver District Court stayed the action pending the resolution of two similar "national class actions" involving the same group of Plaintiffs as well as manufacturers of polybutylene plumbing systems. The Denver case was stayed to await a finalization of the settlement agreed to in the courts of Tennessee and Alabama, which required the assignment of Plaintiffs' claims to the manufacturers of polybutylene. These settlement agreements have since been finalized, and subsequent to March 31, 1997, a stipulated motion for dismissal of the Denver case was submitted to the Denver District Court by Melody, the Plaintiffs, and other parties to the case. The Company believes that the stipulated motion for dismissal will be granted by the Denver District Court, although no assurance can be given that the dismissal of the case will be granted.


Items 2 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit
           Number             Document Description
          -------             --------------------
            10.1              Amended and Restated Credit Agreement between the
                              Company, certain Banks, and First Hawaiian Bank, dated March 27, 1997.

            10.2 Amended and Restated Promissory Note between the Company, certain Banks, and First Hawaiian Bank, dated March 27, 1997.

            10.3 Amendment to Negative Pledge Agreement between the Company, certain Banks, and First Hawaiian Bank, dated March 27, 1997.

             27               Financial Data Schedule.

     (b)  Reports on Form 8-K. Current report on Form 8-K dated January 8, 1997.

                              SCHULER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   SCHULER HOMES, INC.


Date:  May 14, 1997                By:  /s/ James K. Schuler
                                      -----------------------------------
                                   James K. Schuler
                                   Chairman of the Board,
                                   President and Chief Executive Officer
                                   (principal executive officer)



Date:  May 14, 1967                 By:  /s/ Pamela S. Jones
                                      -----------------------------------
                                    Pamela S. Jones
                                    Senior Vice President of Finance,
                                    Chief Financial Officer and
                                    Director (principal financial officer)



Date:  May 14, 1997                By:  /s/ Douglas M. Tonokawa
                                      -----------------------------------
                                   Douglas M. Tonokawa
                                   Vice President of Finance,
                                   Chief Accounting Officer
                                   (principal accounting officer)