Form 10-Q
period 1997-06-30
SCHULER HOMES INC
filed 1997-08-13
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                           ---------------------------------


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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

         YES   X                                           NO
              ---                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
    Class of Common Stock                             July 31, 1997
    ---------------------                           ------------------
        $.01 par value                                  20,100,177

                                 SCHULER HOMES, INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Review Report. . . . . . . . . . . . . .   3

         Consolidated Balance Sheets - June 30, 1997 and
            December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Statements of Income - Three and six months
            ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . .   5

         Consolidated Statements of Cash Flows - Six
            months ended June 30, 1997 and 1996. . . . . . . . . . . . . .   6

         Notes to Consolidated Financial Statements. . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . .  11

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                      ERNST & YOUNG LLP


Honolulu, Hawaii
August 12, 1997

                                 SCHULER HOMES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                    June 30, 1997    December 31, 1996
                                                    -------------    -----------------
                                                     (unaudited)
ASSETS
Cash and cash equivalents (Note 2) . . . . . . .   $    506,000          $  1,619,000
Receivables  . . . . . . . . . . . . . . . . . .        915,000               425,000
Prepaid income taxes . . . . . . . . . . . . . .      2,810,000             2,604,000
Amount due from affiliate (Note 5) . . . . . . .         19,000                26,000
Real estate inventories (Note 3) . . . . . . . .    291,068,000           236,569,000
Investments in unconsolidated joint ventures . .     11,657,000            11,611,000
Deposits . . . . . . . . . . . . . . . . . . . .        200,000               483,000
Deferred offering costs. . . . . . . . . . . . .      1,285,000             1,399,000
Notes receivable (Note 2). . . . . . . . . . . .      2,095,000             3,944,000
Deferred income taxes. . . . . . . . . . . . . .      5,235,000             7,356,000
Intangibles (Note 7) . . . . . . . . . . . . . .     14,103,000                    --
Other assets . . . . . . . . . . . . . . . . . .      3,750,000             1,122,000
                                                   ------------          ------------
Total assets . . . . . . . . . . . . . . . . . .   $333,643,000          $267,158,000
                                                   ------------          ------------
                                                   ------------          ------------

                                                       June 30, 1997  December 31, 1996
                                                       -------------  -----------------
                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . . . . . . . . . .  $  2,363,000      $    593,000
Accrued expenses . . . . . . . . . . . . . . . . . . .     8,804,000         6,910,000
Notes payable to banks (Note 4). . . . . . . . . . . .   103,900,000        44,690,000
Note payable to others (Note 3). . . . . . . . . . . .     1,675,000               ---
6-1/2% convertible subordinated debentures due 2003. .    57,500,000        57,500,000
                                                        ------------    --------------
Total liabilities. . . . . . . . . . . . . . . . . . .   174,242,000       109,693,000

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity (Note 10):
   Common stock, $.01 par value; 30,000,000 shares
     authorized; 20,874,177 shares issued at
     June 30, 1997 and December 31, 1996 . . . . . . .       209,000           209,000
   Additional paid-in capital. . . . . . . . . . . . .    93,096,000        93,096,000
   Retained earnings . . . . . . . . . . . . . . . . .    71,096,000        69,160,000
   Treasury stock, at cost; 774,000 shares at
     June 30, 1997 and December 31, 1996 . . . . . . .    (5,000,000)       (5,000,000)
                                                        ------------    --------------

Total stockholders' equity . . . . . . . . . . . . . .   159,401,000       157,465,000
                                                        ------------    --------------

Total liabilities and stockholders' equity . . . . . .  $333,643,000      $267,158,000
                                                        ------------    --------------
                                                        ------------    --------------

                            See accompanying notes.

SCHULER HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------     --------------------------
                                                            1997           1996           1997            1996
                                                            ----           ----           ----            ----
                                                               (unaudited)                    (unaudited)
Residential real estate sales. . . . . . . . . . . .     $52,457,000   $ 29,820,000    $102,452,000   $ 49,785,000

Costs and expenses . . . . . . . . . . . . . . . . .
  Residential real estate sales. . . . . . . . . . .      42,021,000     24,010,000      83,485,000     40,223,000
  Inventory impairment loss  . . . . . . . . . . . .             ---     23,910,000             ---     23,910,000
  Selling and commissions. . . . . . . . . . . . . .       4,303,000      2,263,000       7,766,000      3,806,000
  General and administrative . . . . . . . . . . . .       3,379,000      1,121,000       6,299,000      2,027,000
                                                         -----------   ------------    ------------   ------------
    Total costs and expenses . . . . . . . . . . . .      49,703,000     51,304,000      97,550,000     69,966,000

Income from unconsolidated joint ventures. . . . . .           9,000         12,000          16,000        100,000
                                                         -----------   ------------    ------------   ------------

  Operating income (loss). . . . . . . . . . . . . .       2,763,000    (21,472,000)      4,918,000    (20,081,000)
Other income (expense) . . . . . . . . . . . . . . .        (898,000)        40,000      (1,797,000)       201,000
                                                         -----------   ------------    ------------   ------------

  Income (loss) before provision for income taxes. .       1,865,000    (21,432,000)      3,121,000    (19,880,000)
Provision (credit) for income taxes (Note 6) . . . .         706,000     (8,358,000)      1,185,000     (7,754,000)
                                                         -----------   ------------    ------------   ------------

  Net income (loss). . . . . . . . . . . . . . . . .     $ 1,159,000   $(13,074,000)   $  1,936,000   $(12,126,000)
                                                         -----------   ------------    ------------   ------------
                                                         -----------   ------------    ------------   ------------

Net income (loss) per share (Note 8):
  Primary. . . . . . . . . . . . . . . . . . . . . .        $   0.06       $  (0.63)       $   0.10       $  (0.58)
                                                         -----------   ------------    ------------   ------------
                                                         -----------   ------------    ------------   ------------
  Fully diluted. . . . . . . . . . . . . . . . . . .        $   0.06       $  (0.63)       $   0.10       $  (0.58)
                                                         -----------   ------------    ------------   ------------
                                                         -----------   ------------    ------------   ------------


                            See accompanying notes.

SCHULER HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six months ended June 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        -----------    -----------
                                                                                               (unaudited)
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,936,000   $(12,126,000)
Adjustments to reconcile net income to net cash provided by. . . . . . . . . . . . .
  operating activities:
     Inventory impairment loss . . . . . . . . . . . . . . . . . . . . . . . . . . .            ---     23,910,000
     Depreciation and amortization expense . . . . . . . . . . . . . . . . . . . . .        573,000         94,000
     Income from unconsolidated joint ventures . . . . . . . . . . . . . . . . . . .          7,000       (111,000)
     Sales financed by Company . . . . . . . . . . . . . . . . . . . . . . . . . . .       (262,000)      (653,000)
     Principal payments of notes receivable. . . . . . . . . . . . . . . . . . . . .      1,615,000        105,000
Changes in assets and liabilities, net of effects from purchase of Melody Homes and Mortgage:
     Decrease in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .        619,000        141,000
     (Increase) decrease in prepaid income taxes . . . . . . . . . . . . . . . . . .       (206,000)       320,000
     (Increase) in real estate inventories . . . . . . . . . . . . . . . . . . . . .    (13,860,000)   (31,566,000)
     Decrease in deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,000        951,000
     (Increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,039,000)      (839,000)
     (Decrease) in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .     (3,004,000)      (494,000)
     Increase in accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      2,344,000        726,000
     Change in deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      2,121,000     (8,345,000)
                                                                                        -----------    -----------
     Net cash provided by (used in) operating activities . . . . . . . . . . . . . .     (8,873,000)   (27,887,000)

INVESTING ACTIVITIES
Payment for purchase of Melody Homes and Mortgage, net of cash acquired. . . . . . .    (29,508,000)           ---
Advances to unconsolidated joint venture . . . . . . . . . . . . . . . . . . . . . .       (122,000)    (3,076,000)
Repayments of advances to unconsolidated joint venture . . . . . . . . . . . . . . .         70,000      2,612,000
Capital distributions from unconsolidated joint venture. . . . . . . . . . . . . . .            ---         24,000
Purchase of furniture, fixtures, and equipment . . . . . . . . . . . . . . . . . . .       (344,000)       (17,000)
                                                                                        -----------    -----------
     Net cash provided by (used in) investing activities . . . . . . . . . . . . . .    (29,904,000)      (457,000)

FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    105,191,000     77,143,000
Principal payments on bank borrowings. . . . . . . . . . . . . . . . . . . . . . . .    (67,648,000)   (53,884,000)
Advances to affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (48,000)       (62,000)
Repayment of advances to affiliate . . . . . . . . . . . . . . . . . . . . . . . . .         55,000         63,000
Net decrease in deferred offering costs. . . . . . . . . . . . . . . . . . . . . . .        114,000        115,000
Reacquisition of the Company's common stock. . . . . . . . . . . . . . . . . . . . .            ---       (315,000)
                                                                                        -----------    -----------
     Net cash provided by (used in) financing activities . . . . . . . . . . . . . .     37,664,000     23,060,000
                                                                                        -----------    -----------

Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,113,000)    (5,284,000)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .      1,619,000      6,147,000
                                                                                        -----------    -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .    $   506,000    $   863,000
                                                                                        -----------    -----------
                                                                                        -----------    -----------

                          See accompanying notes

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

    The Company entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt. This agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest incurred related to the debt (the accrual accounting method). The fair value of the swap agreement is not recognized in the financial statements. In the event of the termination of the interest-rate swap agreement, gains and losses would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest incurred related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

2.  Notes Receivable

    Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to home buyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is satisfied. In March 1997, the Company sold second mortgage notes of approximately $2,500,000, resulting in the recognition of sales and gross profit of approximately $11,303,000 and $817,000 (net of discount and collection reserve relating to sale), respectively (includes five sales which closed during the first quarter of 1997). The collection reserve results in a restriction on the Company's cash in the amount of approximately $506,000. Cumulative revenue and gross profit remaining deferred on such transactions as of June 30, 1997 are $6,096,000 and $785,000, respectively.

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

    Real estate inventories at June 30, 1997 consist of the following:

       Unimproved land held for future development . . . . . . .   62,971,000
       Development projects in progress. . . . . . . . . . . . .  174,620,000
       Completed inventory (including lots held for sale). . . .   53,477,000
                                                                 ------------
                                                                 $291,068,000
                                                                 ------------
                                                                 ------------

    Completed inventory includes residential units which are substantially ready for occupancy.

    The Company has a note payable to a land seller with a principal balance of $1,675,000 at June 30, 1997, which relates to land purchased for future residential development. The note is secured by a mortgage on the purchased land.

4.  Notes Payable to Banks

    At June 30, 1997, $33,700,000 of the Company's line of credit is unused, of which $178,000 is restricted as to withdrawal for project expenses and $3,026,000 is restricted as to withdrawal for outstanding but unused letters of credit.

    In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110,000,000 to $137,600,000. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. At June 30, 1997, the Company's outstanding borrowings were at interest rates of LIBOR plus 1.75% (7.5% ) and prime plus 0% (8.5%). The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

    The Company paid interest (relating to notes payable to bank and the convertible subordinated debentures) of approximately $1,993,000 during the quarter ended June 30, 1997. Interest incurred during the quarter ended June 30, 1997 totaled $2,978,000, of which approximately $2,272,000 was capitalized to real estate inventories and approximately $706,000 was expensed (included in Other income (expense)) and not capitalized. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the quarter ended June 30, 1997 totaled $1,435,000.

5.  Related Party Transactions

    The Company charged $19,000 for the quarter ended June 30, 1997 to James K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At June 30, 1997, the $19,000 was included in Amount Due from Affiliate. Subsequent to June 30, 1997, the receivable was paid in full.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended June 30, 1997, legal fees of approximately $33,000 to such firms were incurred by the Company.

6.  Income Taxes

    During the three months ended June 30, 1997, the Company paid income taxes of $235,000.

7.  Acquisition of Melody Homes, Inc. and Melody Mortgage Company

    On January 8, 1997, the Company completed the acquisition of the common stock of Melody Homes, Inc., a Colorado homebuilder, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The consideration of approximately $24,100,000 (excludes $4,000,000 of the covenant-not-to-compete paid to certain former Melody shareholders and certain other acquisition related costs) consisted of cash, in addition to liabilities assumed of approximately $26,500,000. The transaction has been accounted for under the purchase method of accounting, wherein goodwill and a covenant-not-to-compete in the combined amount of approximately $14,500,000 has been recognized by the Company after recording other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. Goodwill and the covenant-not-to-compete are being amortized over a 20-year period. Accumulated amortization at June 30, 1997 is approximately $362,000.

    In connection with his consultation services relating to the acquisition of Melody, the Company paid a fee of $90,000 to Mr. Martin T. Hart, a member of the Company's Board of Directors. Combined revenue for Melody Homes, Inc. and Melody Mortgage Company was approximately $97,000,000 for the year ended June 30, 1996.

8.  Net Income (Loss) Per Share

    Primary earnings per share for the quarter and six-month period ended June 30, 1997 were computed using the weighted average number of common shares outstanding during the periods of 20,100,177. Primary earnings per share for the quarter and six-month period ended June 30, 1996 were computed using the weighted average number of common shares outstanding during the periods of 20,865,307 and 20,869,742, respectively.

    The computation of fully diluted earnings per share for the quarters and six-month periods ended June 30, 1997 and 1996 resulted in amounts greater than the primary earnings per share. Accordingly, the primary earnings per share is also presented as the fully diluted earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarters and six-month periods ended June 30, 1997 and 1996 is not material.

9.  Commitments and Contingencies

    At June 30, 1997, the Company had under contract to purchase for approximately $1,028,000, land for residential development.

    The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

    In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who sought to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. However,
    this litigation is at an early stage of discovery.   Based upon its current
    understanding of the lawsuit, the Company believes (at this early stage of litigation) the claims to be largely without merit, or that meritorious defenses, together with potential third party defendants and insurance coverage, exist to offset a material portion of the related claims. The Court has denied the motion to certify the class, and the litigation
    continues to be vigorously defended.   However, if this lawsuit were
    decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

10. Stockholders' Equity

    During the first quarter of 1997, options to purchase approximately 222,500 shares of common stock were approved to be granted. In addition, a plan was approved to permit option holders to effectively reprice certain of their outstanding options (covering up to an aggregate of approximately 271,000 shares of common stock). This plan would allow option holders to receive new options for the same number of shares covered by their existing options at an exercise price equal to $5.625. Any such new options would be subject to a new vesting schedule and the existing options would be canceled.

11. Subsequent Event

    On July 31, 1997 the Company (through a new wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in a homebuilder in the state of Washington. The Company has an option to purchase the remaining 51% interest, subject to certain contingencies. In connection with this acquisition, the Company entered into an agreement to make revolving loans to the acquiree in an aggregate principal amount of up to $5,000,000.

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

OVERVIEW

    For the quarter ended June 30, 1997, sales of residential real estate (revenue) were $52.5 million and operating income was $2.8 million, compared to revenues of $29.8 million and an operating loss of $21.5 million during the second quarter last year. Net income was $1.2 million ($0.06 per share) for the
quarter ended June 30, 1997.   During the 1996 second quarter, the Company
posted a net loss of $13.1 million, which includes a non-cash after-tax charge of $14.6 million in conjunction with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

    For the first half of 1997, the Company reported sales of residential real estate of $102.5 million, compared to sales of $49.8 million during the first half of 1996. Net income was $1.9 million or $0.10 per share during the six months ended June 30, 1997, as compared to net loss of $12.1 million or $0.58 per share during the same period in the prior year. Excluding the impact of the inventory impairment loss in the second quarter of 1996, net income was $1.5 million or $0.07 per share during the second quarter of 1996 and $2.5 million or $0.12 per share during the first half of 1996.

    On January 8, 1997, the Company acquired Melody Homes, Inc., a leading homebuilder and 43-year old company in the Denver metropolitan area of Colorado, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The Company's Colorado operations have positively impacted the Company's 1997 financial results with strong sales rates and margins, while the Company's Hawaii operations and financial results continue to reflect weaknesses in Hawaii's market and resulting declines in homes sales rates, prices and profit margins. The Company anticipates that the Hawaii division's financial results will continue to be adversely affected by fewer closings of home sales, lower revenues and reduced margins in 1997 as compared to 1996.

    On July 31, 1997, the Company acquired a 49% interest in Stafford Homes (Stafford), a homebuilder in the greater Seattle/Puget Sound area of Washington state. The Company has an option to purchase the remaining 51% interest in Stafford, subject to certain contingencies. The Stafford homebuilding companies, founded by Brien Stafford in 1967, focus primarily on the entry-level, and first and second move-up markets.

    The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented.

                                                     Three months ended June 30,   Percentage Change in
                                                     ---------------------------   Dollar Amounts From
                                                         1997           1996          1996 to 1997
                                                         ----           ----          ------------
Residential real estate sales. . . . . . . . . . . .     100.0%         100.0%          75.9%
Costs and expenses
   Residential real estate sales . . . . . . . . . .      80.1           80.5           75.0
   Inventory impairment loss . . . . . . . . . . . .       ---           80.2         (100.0)
   Selling and commissions . . . . . . . . . . . . .       8.2            7.6           90.1
   General and administrative. . . . . . . . . . . .       6.4            3.7          201.4
                                                      --------      ---------
      Total costs and expenses . . . . . . . . . . .      94.7          172.0           (3.1)
Income from unconsolidated joint ventures. . . . . .       ---            ---          (25.0)
                                                      --------      ---------
   Operating income (loss) . . . . . . . . . . . . .       5.3          (72.0)         112.9
Other income (expense) . . . . . . . . . . . . . . .      (1.7)           0.1       (2,345.0)
                                                      --------      ---------
Income (loss) before provision for income taxes. . .       3.6          (71.9)         108.7
Provision (credit) for income taxes. . . . . . . . .       1.4          (28.0)         108.4
                                                      --------      ---------
   Net income (loss) . . . . . . . . . . . . . . . .       2.2%         (43.9)%          108.9
                                                      --------      ---------
                                                      --------      ---------

                                                     Three months ended June 30,   Percentage Change in
                                                     ---------------------------   Dollar Amounts From
                                                         1997           1996          1996 to 1997
                                                         ----           ----          ------------
Percentage Change in Dollar Amounts From
1996 to 1997

Residential real estate sales. . . . . . . . . . . .     100.0%         100.0%            105.8%
Costs and expenses
   Residential real estate sales . . . . . . . . . .      81.5           80.8             107.6
   Inventory impairment loss . . . . . . . . . . . .       ---           48.0            (100.0)
   Selling and commissions . . . . . . . . . . . . .       7.6            7.6             104.0
   General and administrative. . . . . . . . . . . .       6.1            4.1             210.8
                                                      --------      ---------
      Total costs and expenses . . . . . . . . . . .      95.2          140.5              39.4
Income from unconsolidated joint ventures. . . . . .       ---            0.2             (84.0)
                                                      --------      ---------
   Operating income (loss) . . . . . . . . . . . . .       4.8          (40.3)            124.5
Other income (expense) . . . . . . . . . . . . . . .      (1.8)           0.4            (994.0)
                                                      --------      ---------
Income (loss) before provision for income taxes. . .       3.0          (39.9)            115.7
Provision (credit) for income taxes. . . . . . . . .       1.1          (15.6)            115.3
                                                      --------      ---------
   Net income (loss) . . . . . . . . . . . . . . . .      1.9%         ( 24.3)%           116.0
                                                      --------      ---------
                                                      --------      ---------

RESULTS OF OPERATIONS

SALES OF RESIDENTIAL REAL ESTATE

    The Company's sales of residential real estate (revenue) increased during the quarter and six months ended June 30, 1997 as compared to the same periods in 1996, primarily reflecting a larger number of sales closed in 1997 at lower average sales prices than in 1996. The increased number of closings came solely from the Colorado division (acquired in January of 1997), as the number of sales closed in the Hawaii division declined in 1997 as compared to 1996. The average revenue recognized per unit in 1997 is lower than in 1996 primarily due to (1) the lower average sales prices of homes in Colorado as compared to homes in Hawaii, and (2) the increased level of price discounts and sales incentives offered to prospective home buyers in Hawaii.

    The Company's sales of residential real estate for the quarter ended June 30, 1997 were approximately $52.5 million as compared to approximately $29.8 million during the quarter ended June 30, 1996. This represents an increase of approximately $22.6 million or 75.9%. For the second quarter of 1997, the revenues are related to 324 sales closed (excludes 5 sales closed by the Company's joint ventures and 7 sales closed under the Company's "zero-down" sales program) during the quarter. The average revenue recognized was $162,000 per unit for the second quarter of 1997 compared to the 1996 second quarter average of $239,000. Revenue and profit recognition on "zero-down" sales are deferred until the down payment requirement for revenue and profit recognition is satisfied.

    The Company's sales of residential real estate (revenues) were $102.5 million for the six months ended June 30, 1997, compared to $49.8 million during the same period in 1996, an increase of 105.8%. For the first six months of 1997, the revenues include approximately $10.1 million related to 53 sales that closed in 1996 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1997 first quarter. Pre-tax profit of $762,000 was recognized in connection with the sale of the 53 second mortgages. Revenue and profit recognition on these "zero-down" sales was deferred in 1996 until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997. The average revenue recognized was $176,000 per unit for the first six months of 1997, compared to the first six months of 1996 average of $233,000.

    The following table sets forth the number of sales closed during the quarter and six months ended June 30, 1997 and 1996, which includes closings of homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the sales closed at projects developed by the Company's 50% owned joint ventures.

                Three months ended June 30,     Six months ended June 30,
                ---------------------------     -------------------------

--------------------------------------------------------------------------------
                   1997            1996            1997            1996
                   ----            ----            ----            ----
Hawaii               89             153             162             252
Colorado            247              --             414              --
                   ----            ----            ----            ----
Total               336             153             576             252
                   ----            ----            ----            ----
                   ----            ----            ----            ----
--------------------------------------------------------------------------------

    The number of Hawaii home sales closed in the first six months of 1997 has declined as compared to the first six months of 1996, primarily as a result of the reduction in home sales rates during the periods, which have been declining since 1994. The Company believes the reduction in the rate of new home sales to be the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. Although the Company believes that the Hawaiian economy has shown signs of recovery, particularly in the tourism industry, the Company's rate of new home sales has not improved. The Company anticipates that the Hawaii division's financial results will continue to be adversely affected by fewer closings of home sales, lower revenues and reduced margins in 1997 as compared to 1996.

    During 1995 and 1996, Hawaii's unemployment rate has been higher than the national average. Jobs in Hawaii declined by approximately 0.5% to 2.0% per year from 1992 through 1996. Any increases in Hawaii's unemployment rate or continued lack of job growth may further adversely affect future demand for new homes.

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

    Cost of residential real estate sales increased to approximately $42.0 million during the quarter ended June 30, 1997 from approximately $24.0 million during the same period in 1996, representing an increase of
approximately $18.0 million or 75.0%.   This increase in the second quarter
of 1997 as compared to the second quarter of 1996 is primarily the result of the increased number of home sales closed in the second quarter of 1997 as compared to the second quarter of 1996.

    Cost of residential real estate sales as a percentage of sales of 80.1% in the second quarter of 1997 was relatively comparable to the 80.5% in the second quarter of 1996, and reflects higher profit margins realized in the Company's Colorado division offset by lower profit margins realized by Hawaii projects as a result of the higher level of price discounts and sales incentives offered to prospective home buyers in Hawaii. The Company anticipates that an increased level of price discounts and sales incentives offered by its Hawaii division will continue to affect its operating results in future periods and no assurances can be given that they will not increase to even greater levels than reached in the past.

    The cost of residential real estate sold increased from approximately $40.2 million during the six months ended June 30, 1996 to approximately $83.5 million during the same period in 1997, representing an increase of approximately $43.3 million or 107.6%, primarily reflecting the larger volume of home sales closed in 1997 as compared to 1996.

    The cost of residential real estate sold as a percentage of sales increased from 80.8% for the six months ended June 30, 1996 to 81.5% for the six months ended June 30, 1997. The increase in the cost of residential real estate sold as a percentage of sales reflects higher margins realized by the Colorado division offset by the lower margins realized by the Hawaii division including the impact of the recognition of costs related to the 53 "zero-down" sales deferred in 1996 and recognized in the first quarter of 1997 as a result of the sale of the related second mortgages.

    Total interest incurred during each of the quarters ended June 30, 1997
and 1996 was approximately $3.0 million and $2.1 million, respectively.   All
amounts incurred were, except for approximately $706,000 in the second quarter of 1997, capitalized to development projects. Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project.

    Average debt outstanding was approximately $164.4 million and $120.3 million during the second quarters of 1997 and 1996, respectively. The Company's average interest rate on its debt for the quarters ended June 30, 1997 and 1996 was approximately 7.3% and 6.9%, respectively. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

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

    The financial results for the second quarter of 1996 included a non-cash charge pursuant to FASB Statement No. 121. The FASB Statement No. 121 non-cash charge had a net after-tax impact of $14.6 million or $0.70 per share in the second quarter of 1996, resulting in a net after-tax loss of $13.1 million or $0.63 per share for the quarter and a net loss of $12.1 million or $0.58 per share for the six month period. The second quarter 1996 charge relates principally to the Company's completed inventories at June 30, 1996. While the Company had been working to reduce completed inventories in its projects, the then current real estate environment and other factors dictated that the Company adopt a more conservative outlook with respect to the future performance of its completed inventories. The Company's completed inventories increased during the second quarter of 1996 primarily due to the substantial completion of the second high-rise building at the Company's Country Club Village project located in Salt Lake on Oahu. The Company has postponed the construction of the third and last high-rise building in order to reduce completed inventories in this project in the future.

COST AND EXPENSES - SELLING AND COMMISSIONS

    Sales and marketing costs represented approximately 8.2% and 7.6% of sales of residential real estate during the quarters ended June 30, 1997 and 1996, respectively. Such costs represented approximately 7.6% of residential real estate sales during the six months ended June 30, 1997 and 1996. The increase in the second quarter of 1997 is a result of increases in the level of selling and commission costs in Hawaii.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

    General and administrative expenses increased by $2.3 million or 201.4% during the second quarter of 1997 and by $4.3 million or 210.8% during the first half of 1997 as compared to the same periods in 1996 primarily due to the addition of the Colorado division and the start-up of operations in Northern California and the Pacific Northwest. As a percentage of sales, general and administrative expense increased from 3.7% during the quarter ended June 30, 1996 to 6.4% during the quarter ended June 30, 1997 and from 4.1% during the first half of 1996 to 6.1% during the first half of 1997, which is a result of the same items mentioned in the preceeding sentence.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

    Income from unconsolidated joint ventures primarily represents the Company's 50% interest in the operations of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively. The decrease in this income from the first half of 1996 to the same period in 1997 is primarily the result of the closing of fewer homes during the first half of 1997 as compared to the comparable period in 1996, and lower profit margins realized for the Iao Parkside project during the first half of 1997 as compared to the first half of 1996.

OTHER INCOME (EXPENSE)

    Other income (expense) is primarily composed of interest income of $90,000 and $40,000 earned on cash balances and notes receivable during the quarters ended June 30, 1997 and 1996, respectively, offset in the 1997 second quarter by a) approximately $754,000 of financing costs (primarily including interest of $706,000) expensed and not capitalized resulting from the acquisition of Melody Homes and Mortgage and reduced construction activity in Hawaii, and b) amortization of goodwill and the covenant-not-to-compete of $178,000 also associated with the acquisition of Melody Homes and Mortgage.

    Other income (expense) is primarily composed of interest income earned on cash balances and notes receivable during the six months ended June 30, 1997 and 1996, respectively, offset in the first six months of 1997 by the same items mentioned in the preceding paragraph.

PROVISION (CREDIT) FOR INCOME TAXES

    The Company's effective income tax rate for the second quarters of 1997
and 1996 was approximately 37.9% and 39%, respectively.    The lower
effective tax rate in the second quarter of 1997 primarily reflects the lower Colorado state income tax rate as compared to Hawaii's state income tax rate. VARIABILITY OF RESULTS

    The Company has experienced, and expects to continue to experience, significant variability in sales and net income. For example, the Company's sales of residential real estate for each of the four quarters ended December 31, 1995, ranged from approximately $26.8 million to $39.5 million and for each of the four quarters ended December 31, 1996, ranged from approximately $20.0 million to $29.8 million. The Company's net income (loss) for each of the four quarters ended December 31, 1995, ranged from a net loss of approximately $3.1 million (after giving effect to the $5.7 million after-tax charge relating to FASB 121) to net income of $4.7 million and for each of the four quarters ended December 31, 1996, ranged from a net loss of approximately $13.1 million (after giving effect to the $14.6 million after-tax charge relating to FASB 121) to net income of $948,000. Factors that contribute to variability of the Company's results include: the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; the Company's ability to continue to acquire additional land on favorable terms for future developments; the condition of the real estate markets and economies in states in which the Company operates; the cyclical nature of the homebuilding industry and changes in prevailing interest rates; costs of material and labor; and delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development.

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

    The following table sets forth the Company's backlog (for both homes and residential lots) at June 30, 1997 and 1996, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's 50% owned joint ventures.

                                    June 30, 1997     June 30, 1996
                                    -------------     -------------

                                     Aggregate               Aggregate
                          Number    Sales Value   Number    Sales Value
                          ------    -----------   ------    ------------
Hawaii                      106      25,336,000      155     36,003,000
Colorado                    383      57,294,000      ---            ---
Pacific Northwest             2         345,000      ---            ---
                          ------    -----------   ------    ------------
Total                       491     $82,975,000      155    $36,003,000
                          ------    -----------   ------    ------------
                          ------    -----------   ------    ------------

    The Company has observed an increase in its historical cancellation rates in Hawaii, which the Company believes to be attributable to uncertainty of prospective home buyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

    The average sales prices of the homes and lots comprising backlog at June 30, 1997 and 1996 were $169,000 and $232,000, respectively. The decrease in average sales prices primarily reflects the lower average sales prices in Colorado, as compared to Hawaii and the increased level of sales price discounts and sales incentives offered in Hawaii. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes 100% of the backlog of Waiakoa Estates Subdivision Joint Venture and Iao Partners, the Company's two joint ventures developing the Waiakoa Kai Estates and Iao Parkside projects, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110 million to $137.6 million, and adding Bank One, Arizona, N.A. to the lending group. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's current rate is LIBOR plus 1.75% or prime plus 0%. The Company's ability to draw upon its line of credit is dependent upon meeting certain
financial ratios and covenants.   At July 31, 1997, the Company had bank
notes payable of approximately $108.9 million.

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

    The Company has a note payable to a land seller with a principal balance of approximately $1.7 million at June 30, 1997, which relates to land purchased for future residential development. The note is secured by a mortgage on the purchased land.

    Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At June 30, 1997, the Company had bank notes payable of approximately $103.9 million. Peak outstanding debt, including bank borrowings and the Convertible Subordinated Debentures, during the quarter ended June 30, 1997 was $170.9 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of common stock, cash flow from operations, its available bank credit facilities and financing by sellers of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

    The Company believes that cash flow from operations, and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 1997.

    At July 31, 1997, the Company has a commitment to purchase a parcel of land for approximately $1 million, including land to be acquired for development by the Company. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcel. The Company intends to consummate the purchase of the land parcel in 1997. However, no assurances can be given that the purchase will be completed or that the land under purchase option will be acquired.

    On July 31, 1997 the Company (through a new wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in a homebuilder in the state of Washington. The Company has an option to purchase the remaining 51% interest, subject to certain contingencies. In connection with this acquisition, the Company entered into an agreement to make revolving loans to the acquiree in an aggregate principal amount of up to $5 million.

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

    In April 1996, the Company was served with a lawsuit by owners of units and the Association of Owners of Fairway Village at Waikele, who sought to have a class of all owners certified. The complaint alleges material construction defects and deficiencies, misrepresentation regarding the cost of insurance, breach of covenant of good faith and fair dealing, among other allegations. The complaint does not specify an amount of damages, but includes a claim for punitive damages, among other claims. However,
    this litigation is at an early stage of discovery.   Based upon its current
    understanding of the lawsuit, the Company believes (at this early stage of litigation) the claims to be largely without merit, or that meritorious defenses, together with potential third party defendants and insurance coverage, exist to offset a material portion of the related claims. The Court has denied the motion to certify the class, and the litigation
    continues to be vigorously defended.   However, if this lawsuit were
    decided adversely to the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

Items 2 and 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held an Annual Meeting of Stockholders on May 23, 1997.

(b) At the Annual Meeting of Stockholders, the following directors were elected:

        Pamela S. Jones
        Martin T. Hart

(c) At the Annual Meeting of Stockholders, the following matters were voted upon:

    (1) A proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year 1997.

         Affirmative votes: 20,060,148
         Negative votes: 10,700
         Abstain: 1,000

    (2) A proposal to elect Pamela S. Jones to the board of directors. Affirmative votes: 20,056,048
         Withhold authority: 15,800

    (3) A proposal to elect Martin T. Hart to the board of directors. Affirmative votes: 20,056,048
         Withhold authority: 15,800

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

          Exhibit Number            Document Description
          --------------            --------------------

              27.1                  Financial Data Schedule.

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended June 30, 1997.

                                 SCHULER HOMES, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  SCHULER HOMES, INC.

Date: August 12, 1997             By:  /s/ James K. Schuler
                                       --------------------------
                                  James K. Schuler
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (principal executive officer)



Date: August 12, 1997             By:  /s/ Pamela S. Jones
                                       --------------------------
                                  Pamela S. Jones
                                  Senior Vice President of Finance,
                                  Chief Financial Officer and
                                  Director (principal financial officer)



Date: August 12, 1997             By:  /s/ Douglas M. Tonokawa
                                       --------------------------
                                  Douglas M. Tonokawa
                                  Vice President of Finance,
                                  Chief Accounting Officer
                                  (principal accounting officer)