Form 10-Q
period 1997-09-30
SCHULER HOMES INC
filed 1997-11-13
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                             ---------------------------


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

    YES   X                                                 NO
        -----                                                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                            Outstanding at
        Class of Common Stock                               October 31, 1997
        ---------------------                               ---------------
          $.01 par value                                       20,100,177

                                 SCHULER HOMES, INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Independent Accountants' Review Report...............   3

              Consolidated Balance Sheets - September 30, 1997 and
                December 31, 1996..................................   4

              Consolidated Statements of Income - Three and nine
                months ended September 30, 1997 and 1996...........   5

              Consolidated Statements of Cash Flows - Nine
                months ended September 30, 1997 and 1996...........   6

              Notes to Consolidated Financial Statements...........   7

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations......  11

PART II.      OTHER INFORMATION....................................  19

SIGNATURES.......................................................... 20

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                       ERNST & YOUNG LLP


Honolulu, Hawaii
November 12, 1997

                                 SCHULER HOMES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                            ------------------  -----------------
                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents (Note 2) . . . . . . . . . . . .     $    546,000       $  1,619,000
Receivables  . . . . . . . . . . . . . . . . . . . . . . .          899,000            425,000
Prepaid income taxes . . . . . . . . . . . . . . . . . . .        2,805,000          2,604,000
Amount due from affiliate (Note 5) . . . . . . . . . . . .           23,000             26,000
Real estate inventories (Note 3) . . . . . . . . . . . . .      294,512,000        236,569,000
Investments in unconsolidated joint ventures (Note 1). . .       14,891,000         11,611,000
Deposits . . . . . . . . . . . . . . . . . . . . . . . . .          200,000            483,000
Deferred offering costs. . . . . . . . . . . . . . . . . .        1,228,000          1,399,000
Notes receivable (Note 2). . . . . . . . . . . . . . . . .        2,228,000          3,944,000
Deferred income taxes  . . . . . . . . . . . . . . . . . .        4,402,000          7,356,000
Intangibles (Note 7) . . . . . . . . . . . . . . . . . . .       13,922,000                 --
Other assets . . . . . . . . . . . . . . . . . . . . . . .        4,329,000          1,122,000
                                                               ------------       ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . .     $339,985,000       $267,158,000
                                                               ------------       ------------
                                                               ------------       ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . . .     $  9,747,000       $    593,000
Accrued expenses . . . . . . . . . . . . . . . . . . . . .        8,096,000          6,910,000
Notes payable to banks (Note 4). . . . . . . . . . . . . .      101,770,000         44,690,000
Note payable to others (Note3) . . . . . . . . . . . . . .        1,713,000                ---
6-1/2% convertible subordinated debentures due 2003. . . .       57,500,000         57,500,000
                                                               ------------       ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . .      178,826,000        109,693,000

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity (Note 10):
  Common stock, $.01 par value; 30,000,000 shares authorized;
    20,874,177 shares issued at September 30, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . .          209,000            209,000
  Additional  paid-in capital. . . . . . . . . . . . . . .       93,096,000         93,096,000
  Retained earnings. . . . . . . . . . . . . . . . . . . .       72,854,000         69,160,000
  Treasury stock, at cost; 774,000 shares at September 30,
    1997 and December 31, 1996 . . . . . . . . . . . . . .       (5,000,000)        (5,000,000)
                                                               ------------       ------------
Total stockholders' equity . . . . . . . . . . . . . . . .      161,159,000        157,465,000
                                                               ------------       ------------
Total liabilities and stockholders' equity . . . . . . . .     $339,985,000       $267,158,000
                                                               ------------       ------------
                                                               ------------       ------------



                            See accompanying notes.

                                 SCHULER HOMES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME


                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------       ---------------------------------
                                              1997                1996               1997                1996
                                           ------------       ------------       -------------        ------------
                                                     (UNAUDITED)                            (UNAUDITED)

Residential real estate sales. . . . . . . $61,057,000         $21,953,000        $163,509,000        $ 71,738,000

Costs and expense
  Residential real estate sales. . . . . . .48,683,000          18,122,000         132,168,000          58,345,000
  Inventory impairment loss  . . . . . . . .        --                  --                 ---          23,910,000
  Selling and commissions. . . . . . . . . . 4,731,000           2,042,000          12,497,000           5,848,000
  General and administrative . . . . . . . . 3,898,000           1,061,000          10,197,000           3,088,000
                                           -----------         -----------        ------------         -----------
    Total costs and expenses . . . . . . . .57,312,000          21,225,000         154,862,000          91,191,000

Income from unconsolidated joint ventures
 (Note 1). . . . . . . . . . . . . . . .       176,000              14,000             192,000             114,000
                                           -----------         -----------        ------------         -----------
  Operating income (loss)  . . . . . . . . . 3,921,000             742,000           8,839,000         (19,339,000)
Other income (expense) (Note 4). . . . . . .(1,088,000)             45,000         (2,885,000)             246,000
                                           -----------         -----------        ------------         -----------
  Income (loss) before provision for
   income taxes. . . . . . . . . . . . . . . 2,833,000             787,000           5,954,000         (19,093,000)
Provision (credit) for income taxes
 (Note 6). . . . . . . . . . . . . . . . .   1,075,000             302,000           2,260,000          (7,452,000)
                                           -----------         -----------        ------------         -----------
  Net income (loss). . . . . . . . . . . . .$1,758,000         $   485,000          $3,694,000        $(11,641,000)
                                           -----------         -----------        ------------         -----------
                                           -----------         -----------        ------------         -----------
Net income (loss) per share (Note 8):
  Primary. . . . . . . . . . . . . . . .    $     0.09         $      0.02       $        0.18        $      (0.56)
                                           -----------         -----------        ------------         -----------
                                           -----------         -----------        ------------         -----------
  Fully diluted . . . . . . . . . . . .     $     0.09         $      0.02       $        0.18        $      (0.56)
                                           -----------         -----------        ------------         -----------
                                           -----------         -----------        ------------         -----------

                            See accompanying notes.

                                 SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------
                                                   1997                1996
                                                ------------      --------------
                                                         (UNAUDITED)

OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . .   $3,694,000       $(11,641,000)
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization expense. . . .     896,000            142,000
   Income from unconsolidated joint ventures. .     (26,000)          (144,000)
   Sales financed by Company. . . . . . . . . .          --            (86,000)
   Principal payments of notes receivable . . .   1,591,000            130,000

Changes in assets and liabilities, net of
 effects from purchase of Melody Homes
 and Mortgage:
    Decrease in receivables. . . . . . . . . .      635,000            182,000
    (Increase) in prepaid income taxes . . . .     (201,000)        (1,271,000)
    (Increase) decrease in real estate
      inventories. . . . . . . . . . . . . . .  (17,081,000)         1,465,000
    Decrease in deposits . . . . . . . . . . .      283,000            841,000
    (Increase) in other assets . . . . . . . .   (1,506,000)          (332,000)
    Increase (decrease) in accounts payable. .    4,380,000           (440,000)
    Increase (decrease) in accrued expenses. .    1,079,000         (1,375,000)
    Change in deferred income taxes. . . . . .    2,954,000         (6,477,000)
                                                 ----------       ------------
      Net cash provided by (used in)
       operating activities. . . . . . . . . .   (3,302,000)       (19,006,000)

INVESTING ACTIVITIES
Payment for purchase of Melody Homes and
 Mortgage, net of cash acquired. . . . . . . .  (29,508,000)                --
Investment in unconsolidated joint ventures . .  (3,172,000)                --
Advances to unconsolidated joint venture . . . .   (180,000)        (3,765,000)
Repayments of advances to unconsolidated
 joint venture . . . . . . . . . . . . . . . . .     98,000          3,882,000
Capital distributions from unconsolidated
 joint venture . . . . . . . . . . . . . . . . .         --            115,000
Purchase of furniture, fixtures, and
 equipment . . . . . . . . . . . . . . . . . . .   (597,000)           (39,000)
                                                 ----------       ------------
      Net cash provided by (used in)
       investing activities. . . . . . . . . .  (33,359,000)           193,000

FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . .  159,481,000         97,158,000
Principal payments on bank borrowings. . . . . (124,068,000)       (79,174,000)
Advances to affiliate. . . . . . . . . . . . .      (73,000)           (89,000)
Repayment of advances to affiliate . . . . . .       77,000             87,000
Net decrease in deferred offering costs. . . .      171,000            172,000
Reacquisition of the Company's common stock. . .         --         (5,000,000)
                                                 ----------       ------------
      Net cash provided by (used in)
       financing activities. . . . . . . . . .   35,588,000         13,154,000
                                                 ----------       ------------

Increase (decrease) in cash. . . . . . . . . .   (1,073,000)        (5,659,000)
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . . . .    1,619,000          6,147,000
                                                 ----------       ------------
Cash and cash equivalents at end of
 period. . . . . . . . . . . . . . . . . . . .  $   546,000       $    488,000
                                                 ----------       ------------
                                                 ----------       ------------


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

    On July 31, 1997, the Company (through a new wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in a homebuilder in the state of Washington. The Company has an option to purchase the remaining 51% interest, subject to certain contingencies. In connection with this acquisition, the Company entered into an agreement to make revolving loans to the acquiree in an aggregate principal amount of up to $5,000,000. The Company accounts for this investment as an unconsolidated joint venture under the equity method of accounting.


2.  Notes Receivable

    Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to home buyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is satisfied. Cumulative revenue and gross profit remaining deferred on such transactions as of September 30, 1997 are $6,681,000 and $866,000, respectively. In March 1997, the Company sold second mortgage notes of approximately $2,500,000, resulting in the recognition of sales and gross profit of approximately $11,303,000 and $817,000 (net of discount and collection reserve relating to sale), respectively (includes five sales which closed during the first quarter of 1997). The collection reserve results in a restriction on the Company's cash in the amount of approximately $506,000.

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

    Real estate inventories at September 30, 1997 consist of the following:


         Unimproved land held for future development . . . . . .   $ 41,553,000
         Development projects in progress. . . . . . . . . . . .    203,907,000
         Completed inventory (including lots held for sale). . .     49,052,000
                                                                   ------------
                                                                   $294,512,000
                                                                   -------------
                                                                   -------------

    Completed inventory includes residential units which are substantially ready for occupancy.

    The Company has a note payable to a land seller with a principal balance of $1,713,000 at September 30, 1997, which relates to land purchased for future residential development. The note is secured by a mortgage on the purchased land.


4.  Notes Payable to Banks

    At September 30, 1997, $36,000,000 of the Company's line of credit is unused, of which $3,224,000 is restricted as to withdrawal for outstanding but unused letters of credit.

    In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110,000,000 to $137,600,000. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. At September 30, 1997, the Company's outstanding borrowings were at interest rates of LIBOR plus 1.75% (7.4% ) and prime plus 0% (8.5%). The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

    The Company paid interest (relating to notes payable to bank and the convertible subordinated debentures) of approximately $4,000,000 during the quarter ended September 30, 1997. Interest incurred during the quarter ended September 30, 1997 totaled $3,063,000, of which approximately $2,208,000 was capitalized to real estate inventories and approximately $855,000 was expensed ($816,000 included in Other income (expense) and $39,000 included in Income from unconsolidated joint ventures) and not capitalized. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable.
    Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the quarter ended September 30, 1997 totaled $1,558,000.

5.  Related Party Transactions

    The Company charged $23,000 for the quarter ended September 30, 1997 to James K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At September 30, 1997, the $23,000 was included in Amount Due from Affiliate. Subsequent to September 30, 1997, the receivable was paid in full.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended September 30, 1997, legal fees of approximately $3,000 to such firms were incurred by the Company.

6.  Income Taxes

    During the three months ended September 30, 1997, the Company paid income taxes of $220,000.


7.  Acquisition of Melody Homes, Inc. and Melody Mortgage Company

    On January 8, 1997, the Company completed the acquisition of the common stock of Melody Homes, Inc., a Colorado homebuilder, and Melody Mortgage Company, a mortgage brokerage firm for Melody home buyers. The consideration of approximately $24,100,000 (excludes $4,000,000 of the covenant-not-to-compete paid to certain former Melody shareholders and certain other acquisition related costs) consisted of cash, in addition to liabilities assumed of approximately $26,500,000. The transaction has been accounted for under the purchase method of accounting, wherein goodwill and a covenant-not-to-compete in the combined amount of approximately $14,500,000 has been recognized by the Company after recording other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed. Goodwill and the covenant-not-to-compete are being amortized over a 20-year period. Accumulated amortization at September 30, 1997 is approximately $542,000.

    In connection with his consultation services relating to the acquisition of Melody, the Company paid a fee of $90,000 to Mr. Martin T. Hart, a member of the Company's Board of Directors. Combined revenue for Melody Homes, Inc. and Melody Mortgage Company was approximately $97,000,000 for the year ended June 30, 1996.

8.  Net Income (Loss) Per Share

    Primary earnings per share for the quarter and nine-month period ended September 30, 1997 were computed using the weighted average number of common shares outstanding during the periods of 20,100,177. Primary earnings per share for the quarter and nine-month period ended September 30, 1996 were computed using the weighted average number of common shares outstanding during the periods of 20,495,780 and 20,745,088, respectively.

    The computation of fully diluted earnings per share for the quarters and nine-month periods ended September 30, 1997 and 1996 resulted in amounts greater than the primary earnings per share. Accordingly, the primary earnings per share is also presented as the fully diluted earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarters and nine-month periods ended September 30, 1997 and 1996 is not material.

9.  Commitments and Contingencies

    At September 30, 1997, the Company had under contract to purchase for approximately $1,028,000, land for residential development.

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

    In July, 1997, non-statutory stock options to purchase 15,000 shares of common stock were approved to be granted.

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

OVERVIEW

    For the quarter ended September 30, 1997, sales of residential real estate (revenue) were $61.1 million and operating income was $3.9 million, compared to revenues of $22.0 million and operating income of $742,000 during the third quarter last year. Net income was $1.8 million ($0.09 per share) for the quarter ended September 30, 1997, as compared to net income of $485,000 ($0.02 per share) during the 1996 third quarter.

    For the first nine months of 1997, the Company reported sales of residential real estate of $163.5 million, compared to sales of $71.7 million during the first nine months of 1996. Net income was $3.7 million or $0.18 per share during the nine months ended September 30, 1997, as compared to net loss of $11.6 million or $0.56 per share during the same period in the prior year. During the 1996 second quarter, the Company posted a net loss of $13.1 million, which includes a non-cash after-tax charge of $14.6 million in conjunction with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Excluding the impact of the inventory impairment loss in the second quarter of 1996, net income was $2.9 million or $0.14 per share during the first nine months of 1996.

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

    On July 31, 1997, the Company acquired a 49% interest in Stafford Homes (Stafford), a homebuilder in the greater Seattle/Puget Sound area of Washington state. The Company has an option to purchase the remaining 51% interest in Stafford, subject to certain contingencies. The Stafford homebuilding companies, founded by Brien Stafford in 1967, focus primarily on the entry-level, and first and second move-up markets. The Company's income from unconsolidated joint ventures was positively impacted by approximately $150,000, related to the Company's share of Stafford's 1997 third quarter earnings.

The following table sets forth, for the periods indicated, the percentage of the Company's sales represented by each income statement line item presented.

                                                                               PERCENTAGE CHANGE IN
                                           THREE MONTHS ENDED SEPTEMBER 30,     DOLLAR AMOUNTS FROM
                                           --------------------------------    --------------------
                                                  1997           1996               1996 TO 1997
                                                 ------         ------              ------------
Residential real estate sales. . . . . . . .     100.0%         100.0%                  178.1%

Costs and expenses
  Residential real estate sales. . . . . . .      79.7           82.5                   168.6
  Selling and commissions. . . . . . . .           7.7            9.3                   131.7
  General and administrative . . . . . . . .       6.5            4.9                   267.4
                                                  ----           ----
      Total costs and expenses . . . . . . .      93.9           96.7                   170.0

Income from unconsolidated joint ventures. .       0.3            0.1                 1,157.1
                                                  ----           ----

  Operating income . . . . . . . . . . . . .       6.4            3.4                   428.4
Other income (expense) . . . . . . . . . . .      (1.8)           0.2                (2,517.8)
                                                  ----           ----
Income before provision for
  income taxes . . . . . . . . . . . . . . .       4.6            3.6                   260.0
Provision for income taxes . . . . . . . . .       1.7            1.4                   256.0
                                                  ----           ----
  Net income . . . . . . . . . . . . . . . .       2.9%           2.2%                  262.5%
                                                  ----           ----
                                                  ----           ----


                                                                               PERCENTAGE CHANGE IN
                                            NINE MONTHS ENDED SEPTEMBER 30,     DOLLAR AMOUNTS FROM
                                            -------------------------------    --------------------
                                                  1997           1996               1996 TO 1997
                                                 ------         ------              ------------

Residential real estate sales. . . . . . . .     100.0%         100.0%                  127.9%

Costs and expenses
    Residential real estate sales. . . . . .      80.8           81.3                   126.5
    Inventory impairment loss. . . . . . . .        --           33.3                  (100.0)
    Selling and commissions. . . . . . . . .       7.7            8.2                   113.7
    General and administrative . . . . . . .       6.2            4.3                   230.2
                                                  ----           ----
              Total costs and expenses . . .      94.7          127.1                    69.8

Income from unconsolidated joint ventures. .       0.1            0.2                    68.4
                                                  ----           ----
   Operating income (loss) . . . . . . . . .       5.4          (26.9)                  145.7
Other income (expense) . . . . . . . . . . .      (1.8)           0.3                (1,272.8)
                                                  ----           ----
Income (loss) before provision for
    income taxes . . . . . . . . . . . . . .       3.6          (26.6)                  131.2
Provision (credit) for income taxes. . . . .       1.4          (10.4)                  130.3
                                                  ----           ----
    Net income (loss). . . . . . . . . . . .       2.2%        ( 16.2)%                 131.7%
                                                  ----           ----
                                                  ----           ----

RESULTS OF OPERATIONS

SALES OF RESIDENTIAL REAL ESTATE

    The Company's sales of residential real estate (revenues) increased during the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996, primarily reflecting a larger number of sales closed in 1997 at lower average sales prices than in 1996. The increased number of closings came primarily from the Colorado division (acquired in January of 1997), as the number of sales closed in the Hawaii division declined in 1997 as compared to 1996. In addition, the Company's California division closed its first 3 home sales during the quarter ended September 30, 1997. The average revenue recognized per unit in 1997 is lower than in 1996 primarily due to (1) the lower average sales prices of homes in Colorado as compared to homes in Hawaii, and (2) the increased level of price discounts and sales incentives offered to prospective home buyers in Hawaii.

    The Company's sales of residential real estate (revenues) for the quarter ended September 30, 1997 were approximately $61.1 million as compared to approximately $22.0 million during the quarter ended September 30, 1996.
This represents an increase of approximately $39.1 million or 178.1%. For the third quarter of 1997, the revenues are related to 368 sales closed (excludes 52 sales closed by the Company's joint ventures and 3 sales closed under the Company's "zero-down" sales program) during the quarter. The average revenue recognized was $166,000 per unit for the third quarter of 1997 compared to the 1996 third quarter average of $236,000. Revenue and profit recognition on "zero-down" sales are deferred until the down payment requirement for revenue and profit recognition is satisfied.

    The Company's sales of residential real estate (revenues) were $163.5 million for the nine months ended September 30, 1997, compared to $71.7 million during the same period in 1996, an increase of 127.9%. For the nine months ended September 30, 1997, the revenues are related to 919 sales closed (excludes 62 sales closed by the Company's joint ventures and 19 sales closed under the Company's "zero-down" sales program). For the first nine months of 1997, approximately $10.1 million of total revenue is related to 53 sales that closed in 1996 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1997 first quarter. Pre-tax profit of $762,000 was recognized in connection with the sale of the 53 second mortgages. Revenue and profit recognition on these "zero-down" sales was deferred in 1996 until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997. The average revenue recognized was $178,000 per unit for the first nine months of 1997, compared to the first nine months of 1996 average of $236,000.

    The following table sets forth the number of sales closed during the quarter and nine months ended September 30, 1997 and 1996, which includes closings of homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the sales closed at projects developed by the Company's joint ventures in Hawaii and Washington.


                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                   --------------------------------   ------------------------------
                       1997               1996              1997           1996
                     --------           ---------        ----------      ---------
California                 3                  --                 3             --
Colorado                 288                  --               703             --
Hawaii                    93(1)              129(3)            255(4)          381(5)
Pacific Northwest         39(2)               --                39(2)           --
                        ----               -----             -----            ----
Total                    423                 129             1,000             381
                        ----               -----             -----            ----
                        ----               -----             -----            ----


(1) Includes 3 closings under the Company's "zero-down" sales program and 13 closings by the Company's joint ventures.
(2) Includes 39 closings by the Company's joint venture.
(3) Includes 25 closings under the Company's "zero-down" sales program and 11 closings by the Company's joint ventures.

(4) Includes 19 closings under the Company's "zero-down" sales program and 23 closings by the Company's joint ventures.
(5) Includes 42 closings under the Company's "zero-down" sales program and 35 closings by the Company's joint ventures.

    The number of Hawaii home sales closed in the first nine months of 1997 has declined as compared to the first nine months of 1996, primarily as a result of the reduction in home sales rates during the periods, which have been declining since 1994. The Company believes the reduction in the rate of new home sales to be the result of the general uncertainty of prospective home buyers as to, and to their lack of confidence in, Hawaii's economy. Although the Company believes that the Hawaiian economy has shown signs of recovery, particularly in the tourism industry, the Company's rate of new home sales has not improved. The Company anticipates that the Hawaii division's financial results will continue to be adversely affected by fewer closings of home sales, lower revenues and reduced margins in 1997 as compared to 1996.

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

COSTS AND EXPENSES - RESIDENTIAL REAL ESTATE SALES

    Cost of residential real estate sales represents the acquisition and development costs for a particular phase of a project attributable to the homes sold in that phase. Acquisition and development costs primarily include land acquisition costs, sitework and construction payments to contractors, engineering and architectural costs, loan fees, interest and other indirect costs attributable to development, such as project management activities, and miscellaneous construction costs.

    Cost of residential real estate sales increased to approximately $48.7 million during the quarter ended September 30, 1997 from approximately $18.1 million during the same period in 1996, representing an increase of
approximately $30.6 million or 168.6%.   This increase in the third quarter
of 1997 as compared to the third quarter of 1996 is primarily the result of the increased number of home sales closed in the third quarter of 1997 as compared to the third quarter of 1996.

    Cost of residential real estate sales as a percentage of sales of 79.7% in the third quarter of 1997 decreased from 82.5% in the third quarter of 1996, and reflects higher profit margins realized in the Company's Colorado division offset by lower profit margins realized by Hawaii projects as a result of the higher level of price discounts and sales incentives offered to prospective home buyers in Hawaii. The Company anticipates that an increased level of price discounts and sales incentives offered by its Hawaii division will continue to affect its operating results in future periods and no assurances can be given that they will not increase to even greater levels than reached in the past.

    The cost of residential real estate sold increased from approximately $58.3 million during the nine months ended September 30, 1996 to approximately $132.2 million during the same period in 1997, representing an increase of approximately $73.9 million or 126.5%, primarily reflecting the larger volume of home sales closed in 1997 as compared to 1996.

    The cost of residential real estate sold as a percentage of sales decreased from 81.3% for the nine months ended September 30, 1996 to 80.8% for the nine months ended September 30, 1997. The decrease in the cost of residential real estate sold as a percentage of sales reflects higher margins realized by the Colorado division offset by the lower margins realized by the Hawaii division including the impact of the recognition of costs related to the 53 "zero-down" sales deferred in 1996 and recognized in the first quarter of 1997 as a result of the sale of the related second mortgages.

    Total interest incurred during each of the quarters ended September 30, 1997 and 1996 was approximately $3.1 million and $2.0 million, respectively. All amounts incurred were, except for approximately $855,000 in the third quarter of 1997, capitalized to development projects. Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project.

    Average debt outstanding was approximately $167.5 million and $116.8 million during the third quarters of 1997 and 1996, respectively. The Company's average interest rate on its debt for the quarters ended September 30, 1997 and 1996 was approximately 7.3% and 7.0%, respectively. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COSTS AND EXPENSES - SELLING AND COMMISSIONS

    Sales and marketing costs represented approximately 7.7% and 9.3% of sales of residential real estate during the quarters ended September 30, 1997 and 1996, respectively. Such costs represented approximately 7.7% and 8.2% of residential real estate sales during the nine months ended September 30, 1997 and 1996, respectively. The decrease in the third quarter of 1997 and nine months then ended is primarily the result of the lower relative level of selling and commission costs incurred by the Company's Colorado division, as compared to the Hawaii division, offset in part by increases in the level of selling and commission costs in Hawaii.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

    General and administrative expenses increased by $2.8 million or 267.4% during the third quarter of 1997 and by $7.1 million or 230.2% during the first nine months of 1997 as compared to the same periods in 1996 primarily due to the addition of the Colorado division and the start-up of operations in Northern California and the Pacific Northwest. As a percentage of sales, general and administrative expense increased from 4.9% during the quarter ended September 30, 1996 to 6.5% during the quarter ended September 30, 1997 and from 4.3% during the first nine months of 1996 to 6.2% during the first nine months of 1997, which is a result of the same items mentioned in the preceding sentence.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

    Income from unconsolidated joint ventures primarily represents the Company's 49% interest in the operations of Stafford Homes. Also included is the Company's 50% interest in the operations of two joint ventures in Hawaii. The increase in this income from the first nine months of 1996 to the same period in 1997 is primarily the result of the acquisition of the 49% interest in Stafford Homes on July 31, 1997.

OTHER INCOME (EXPENSE)

    Other income (expense) is primarily composed of interest income of $50,000 and $45,000 earned on cash balances and notes receivable during the quarters ended September 30, 1997 and 1996, respectively, offset in the 1997 third quarter by a) approximately $910,000 of financing costs (primarily including interest of $855,000) expensed and not capitalized resulting from reduced construction activity in Hawaii and the acquisition of Melody Homes and Mortgage, and b) amortization of goodwill and the covenant-not-to-compete of $181,000 also associated with the acquisition of Melody Homes and Mortgage.

    Other income (expense) is primarily composed of interest income earned on cash balances and notes receivable during the nine months ended September 30, 1997 and 1996, respectively, offset in the first nine months of 1997 by the same items mentioned in the preceding paragraph.

PROVISION (CREDIT) FOR INCOME TAXES

    The Company's effective income tax rate for the third quarters of 1997 and 1996 was approximately 37.9% and 38.4%, respectively. The lower effective tax rate in the third quarter of 1997 primarily reflects the lower Colorado state income tax rate as compared to Hawaii's state income tax rate.

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

    The following table sets forth the Company's backlog (for both homes and residential lots) at September 30, 1997 and 1996, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's joint ventures in Hawaii and Washington.


                             SEPTEMBER 30, 1997              SEPTEMBER 30, 1996
                         ---------------------------      -------------------------
                                         AGGREGATE                       AGGREGATE
                           NUMBER       SALES VALUE       NUMBER        SALES VALUE
                          -------      -------------      ------       ------------
California                   16        $ 2,180,000            -         $         -
Colorado                    344         51,225,000            -                   -
Hawaii (1)                   96         26,321,000          121          27,629,000
Pacific Northwest (2)        61         12,991,000            -                   -
                           ------      -----------         ------       -----------
Total                       517        $92,717,000          121         $27,629,000
                           ------      -----------         ------       -----------
                           ------      -----------         ------       -----------

(1) Includes 6 units and 14 units in backlog at the Company's joint venture projects in Hawaii at September 30, 1997 and September 30, 1996, respectively.
(2) Includes 47 units in backlog at the Company's joint venture projects in Washington at September 30, 1997.

    The Company has observed an increase in its historical cancellation rates in Hawaii, which the Company believes to be attributable to uncertainty of prospective home buyers as to, and to their general lack of confidence in, the Hawaiian economy. The Company's historical cancellation experience (which prior to 1995 had been nominal) may not be indicative of cancellations in future periods.

    The average sales prices of the homes and lots comprising backlog at
September 30, 1997 and 1996 were $179,000 and $228,000, respectively.   The
decrease in average sales prices primarily reflects the lower average sales prices in Colorado, as compared to Hawaii and the increased level of sales price discounts and sales incentives offered in Hawaii. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. Backlog data includes 100% of the backlog of the Company's joint ventures in Hawaii and Washington.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110 million to $137.6 million, and adding Bank One, Arizona, N.A. to the lending group. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's current rate is LIBOR plus 1.75% or prime plus 0%. The Company's ability to draw upon its line of credit is dependent upon meeting certain
financial ratios and covenants.   At October 31, 1997, the Company had bank
notes payable of approximately $102.4
million.

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

    The Company has a note payable to a land seller with a principal balance of approximately $1.7 million at September 30, 1997, which relates to land purchased for future residential development. The note is secured by a mortgage on the purchased land.

    Companies in the homebuilding industry are generally highly leveraged and require significant up-front expenditures. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding and development activities. At September 30, 1997, the Company had bank notes payable of approximately $101.8 million. Peak outstanding debt, including bank borrowings and the Convertible Subordinated Debentures, during the quarter ended September 30, 1997 was $172.8 million. In order to service these obligations and fund its ongoing operations, the Company has used proceeds from its initial public offering, the offering of convertible subordinated debentures, secondary offering of common stock, cash flow from operations, its available bank credit facilities and financing by sellers of land purchased. The Company's business and earnings are substantially dependent on its ability to obtain debt financing on acceptable terms. Although the Company has in the past been able to obtain credit facilities on acceptable terms and believes virtually all of its currently planned construction projects will be funded by a combination of cash flow from operations and bank or other financing, no assurance can be given that it will be able to obtain such bank or other debt financing or that any such financing will be on terms acceptable to the Company. Further, the availability of borrowed funds to homebuilders, especially for land acquisition and construction financing, has been severely restricted and in some cases eliminated entirely. In compliance with federal guidelines, certain lenders are now requiring increased equity commitments by borrowers in connection with both new loans and the extension of existing loans.

    The Company believes that cash flow from operations, and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 1998.

    At October 31, 1997, the Company has a commitment to purchase a parcel of land for approximately $1 million, including land to be acquired for development by the Company. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcel.
The Company intends to consummate the purchase of the land parcel in 1997. However, no assurances can be given that the purchase will be completed or that the land under purchase option will be acquired.

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

Item 2.  Changes in Securities

         A non-statutory stock option for 15,000 shares of Common Stock was approved to be granted to Mr. Brien Stafford, president of Stafford Homes, at an exercise price of $5.875 per share. Each option will become exercisable for 25% of the option shares after 12 months of continued service from the date of grant. The balance of the option shares will become exercisable in a series of 36 successive equal monthly installments upon the optionee's completion of each additional month of service measured from the first anniversary of the date of grant. The options have a 10-year life and expire on July 30, 2007. Exemption from the requirement to file a registration statement is claimed under Section 4(2) of the Securities Act of 1933.

Items 3 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit Number            Document Description
              --------------            ---------------------
                 27.1                   Financial Data Schedule.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended September 30, 1997.

                                 SCHULER HOMES, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                       SCHULER HOMES, INC.


Date: November 12, 1997                By:  /s/ James K. Schuler
                                          -----------------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date: November 12, 1997                By:  /s/ Pamela S. Jones
                                          -----------------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and
                                          Director (principal financial officer)



Date: November 12, 1997                By:  /s/ Douglas M. Tonokawa
                                           -----------------------------
                                           Douglas M. Tonokawa
                                           Vice President of Finance,
                                           Chief Accounting Officer
                                           (principal accounting officer)