Form 10-K405
period 1997-12-31
SCHULER HOMES INC
filed 1998-03-31
CIK 883705

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-19891
                            ------------------------
                              SCHULER HOMES, INC.

             (Exact name of Registrant as Specified in its Charter)

                  DELAWARE                             99-0293125
        (State or Other Jurisdiction         (I.R.S. Employer Identification
     of Incorporation or Organization)                    No.)

      828 FORT STREET MALL, 4TH FLOOR
              HONOLULU, HAWAII                            96813
  (Address of Principal Executive Offices)             (Zip Code)

                                 (808) 521-5661
              (Registrant's Telephone Number, Including Area Code)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                  Convertible Subordinated Debentures Due 2003

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 27, 1998, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $67,128,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 27, 1998, the Registrant had outstanding 20,100,927 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Definitive Proxy Statement relating to the Company's 1998 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SCHULER HOMES, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                            PAGE
                                                                            ----
PART I

Item 1. Business..........................................................    3
Item 2. Properties........................................................   13
Item 3. Legal Proceedings.................................................   14
Item 4. Submission of Matters to a Vote of Security Holders...............   14

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   15
Item 6. Selected Consolidated Financial Data..............................   16
Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   17
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.........  24
Item 8. Financial Statements and Supplementary Data.......................   25
Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   26

PART III

Item 10. Directors and Executive Officers of the Registrant................
Item 11. Executive Compensation............................................
Item 12. Security Ownership of Certain Beneficial Owners and Management....
Item 13. Certain Relationships and Related Transactions....................

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.............................................................   27

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

GENERAL

    Schuler Homes designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in five geographic markets: Colorado, Hawaii, Northern California, Oregon and Washington. The Company offers a variety of homes generally at prices ranging from approximately $125,000 to over $375,000, with an average sales price of $172,000 for 1997. For the year ended December 31, 1997, the Company reported revenues and unit closings of $229.6 million and 1,427 units, respectively.

    Prior to 1997, the Company operated solely in the Hawaii market, one of the country's strongest residential housing markets in the late 1980's and early 1990's. Due to a decline in the Hawaiian economy which negatively impacted the Hawaiian residential housing market in the mid-1990's, the Company adopted a strategic expansion plan in late 1996 and early 1997 designed to geographically diversify the Company's operations outside of the Hawaii market in order to improve the Company's overall return on invested capital. The expansion plan provided for the redeployment of capital generated by the Hawaii division to housing markets in the Western United States that have experienced significant population and employment growth in recent years. As a result of its diversification efforts, in 1997 the Company reported significantly improved financial results with revenues of $229.6 million as compared to $93.6 million in 1996. In addition, in 1997 the Company (i) reduced its completed and unsold housing inventory in Hawaii by approximately 37%, (ii) generated approximately $32 million in cash flow in Hawaii, and (iii) derived approximately 63% of its revenues from sales in markets outside of Hawaii.

    Schuler Homes is one of the two largest builders of single-family residences, townhomes and condominiums in Hawaii. Since inception in March 1988 through December 31, 1997, the Company closed the sales of 5,162 homes and lots, of which 371 home and lot sales were closed during fiscal 1997. As of December 31, 1997, the Company had land zoned and entitled for 3,153 homes in Hawaii supported by the requisite infrastructure, which the Company believes provides it with a significant competitive advantage in the future given both the concentration of land ownership and the lack of zoned and entitled property in Hawaii.

    Schuler Homes entered the Denver, Colorado homebuilding market in January 1997 through the purchase of Melody Homes, Inc. ("Melody"), one of the largest builders in the Denver market, and Melody Mortgage Company ("Melody Mortgage"), a mortgage brokerage firm for Melody home buyers. The Company believes it is well-positioned to continue benefiting from the growing Denver housing market as a result of its strong land position (approximately 5,567 lots owned or controlled as of December 31, 1997) and its local market knowledge. During 1997, Melody's deliveries of homes increased by 49% to 950 homes and its revenues increased by 52% to $141.2 million. In addition, at December 31, 1997, Melody's backlog was 267 units, or $41.3 million, compared to 219 units, or $32.2 million at December 31, 1996.

    The Company also established two new homebuilding operations in Northern California and Oregon / Vancouver, Washington in late 1996. In 1997, the Company delivered 24 new homes in these markets, and as of December 31, 1997, these divisions owned or controlled 824 lots. Also, the Company further expanded its operations in the Pacific Northwest by acquiring a 49% interest in July 1997 (with an option to purchase the remaining 51% subject to certain performance contingencies) in Stafford Homes ("Stafford"), a homebuilder for over 30 years in the greater Puget Sound area of Washington. During 1997, Stafford delivered 160 homes (82 since July 1), and as of December 31, 1997, owned or controlled 923 zoned lots.

HOMEBUILDING INDUSTRY

    The homebuilding industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and housing demand. The risks inherent to homebuilders in purchasing and developing land increase as consumer demand for housing decreases. Because of the long-term financial commitment involved in purchasing a home, general economic uncertainties tend to result in more caution on the part of home buyers, which, in turn, tends to result in fewer home purchases. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, availability and cost of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees and the level of interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the recent downturn and continued uncertainty in Asian financial markets, including the devaluation of various Asian currencies, could have an adverse impact on the Colorado, Hawaii, California, Oregon or Washington economies and the demand for homes in those states.

    The development, construction and sale of homes are subject to various risks including, among others, the continued availability of suitable undeveloped land at reasonable prices. The homebuilding industry is also subject to the potential for significant variability and fluctuations in real estate values. Although the Company believes that its projects are currently reflected on the Company's balance sheet at or below the fair value, no assurances can be given that, in the future, write-downs will not be material in amount.

MARKETS

    The Company operates in five geographic markets: Colorado, Hawaii, Northern California, Oregon and Washington, four of which are among the strongest housing markets in the United States.

                                                                           YEAR
GEOGRAPHIC AREA (MARKET)                                  MARKETS         ENTERED
-------------------------------------------------  ---------------------  -------
Hawaii...........................................  Maui                    1988
                                                   Hawaii                  1989
                                                   Oahu                    1990
                                                   Kauai                   1992

Northern California..............................  Bay Area                1996

Oregon...........................................  Portland, Oregon        1996
                                                   Vancouver, Washington   1996

Colorado(1)......................................  Denver                  1997
                                                   Fort Collins            1997

Washington(2)....................................  Greater Puget Sound     1997

------------------------

(1) Entrance into the Colorado markets was a result of the acquisition of Melody Homes, Inc. in January 1997.

(2) Entrance into the Washington market was a result of the acquisition of a 49% interest in Stafford Homes in July, 1997.

    The Company's operations are situated in Colorado, Hawaii, Northern California, Oregon and Washington. Adverse general economic conditions in the markets in which the Company operates could have a material adverse impact on the operations of the Company. In 1997, approximately 61% of the Company's revenues and a significant portion of the Company's operating income were derived from operations in its Colorado market. In addition, at December 31, 1997, approximately 74% of the Company's total inventories were located in Hawaii. The Company's performance could be significantly affected by changes in the Colorado and Hawaii markets.

    In 1997, the Company significantly expanded its operations, moving into the Colorado, Northern California, Oregon and Washington markets, thus exposing the Company to risks inherent in those markets. New markets may prove to be less stable and may involve delays, problems and expenses, including construction issues and risks such as expansive soils and extreme seasonal weather conditions, not typically found by the Company in the Hawaii market, with which it is most familiar. No assurances can be given that the Company will be able to successfully establish operations outside of its existing markets or that such expansion will not adversely affect its results of operations.

    Since inception, the Company has experienced substantial sales growth. While the Company has recently expanded its management and administrative personnel in the land acquisition, construction management, financial and administrative areas, the Company anticipates hiring additional personnel and enhancing its management information systems to meet anticipated future growth. There can be no assurance that such expansion or enhancement can be accomplished on a timely and cost-effective basis without disrupting the Company's operations. Further, there can be no assurance that such growth will continue.

    The climates and geology of many of the states in which the Company operates present special risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, the homebuilding industry in general, and the Company's business in particular, in such states may be adversely affected.

    Demand in certain of the Company's markets is significantly influenced by weather, particularly weekend weather, which is when the majority of the Company's sales are initiated. In addition, adverse weather conditions may delay the timing of site improvements and foundation work, among other construction processes. Meteorologists are currently predicting that a severe weather phenomenon, known as "El Nino," which has impacted the U.S. in 1997 and early 1998 will continue to impact the U.S. in 1998, which may result in unusually cool and wet conditions in several of the Company's markets. The Company's results of operations could be materially adversely affected by this or other weather patterns which result in unseasonably cool temperatures, rain or snow, water shortages or floods.

PROJECT AND PRODUCT DESCRIPTIONS

    The Company has focused, and intends to continue to focus, its business primarily on entry-level and first-time move-up housing in the form of single-family residences, and, to a lesser extent, townhomes and condominiums. The Company attempts to maximize efficiency by using standardized design plans whenever possible and sharing design plans among markets. However, the Company maintains the flexibility to alter its product mix within a given market depending on market conditions and, in determining its product mix, considers demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. As a result of the Company's recent expansion into new markets during 1997, the number and location of its active projects increased and its home designs and product mix expanded and changed.

    The following table presents information relating to the Company's home and lot closings and land position as of and for the year ended December 31, 1997:

                              YEAR ENDED
                          DECEMBER 31, 1997
                       ------------------------                               AS OF DECEMBER 31, 1997
                                                 ---------------------------------------------------------------------------------
                                                  TOTAL NUMBER
                                       AVERAGE    OF PROJECTS       NUMBER OF       BUILDING SITES         HOMES
                         NUMBER OF      SALES         FOR          PROJECTS IN         OWNED OR            UNDER
MARKET                  SALES CLOSED    PRICE    DEVELOPMENT(1)   SALES STAGE(2)   CONTROLLED(3)(4)   CONSTRUCTION(5)   BACKLOG(6)
---------------------  --------------  --------  --------------   --------------   ----------------   ---------------   ----------
Consolidated:
Colorado.............       950        $149,000        20               11               5,567              200            267
Hawaii(7)............       343         228,000        13               11               3,010              116             67
Northern
  California.........        15         141,000         4                1                 415               25             14
Oregon...............         9         179,000         5                1                 409               25             14
                                                       --               --
                          -----                                                         ------              ---            ---
Total Consolidated...     1,317         169,000        42               24               9,401              366            362
Unconsolidated Joint
  Ventures:
  Hawaii(8)..........     28 (4 lots)   130,000         2                2                 143                0              3
  Washington(9)......        82         223,000        16                7                 923               83             43
                                                       --               --
                          -----                                                         ------              ---            ---
Total................     1,427         172,000        60               33              10,467              449            408
                                                       --               --
                                                       --               --
                          -----                                                         ------              ---            ---
                          -----                                                         ------              ---            ---

------------------------------

(1) Reflects the total number of projects owned or under option or similar contract and includes projects with homes in the sales stage, under construction and projects in various stages of planning.

(2) Represents the number of active projects in which home or lot sales closed or standard sales contracts were entered into with homebuyers.

(3) Represents the estimated number of homes/lots relating to land owned or under option or similar contracts. The amounts are based on current management estimates, which are subject to change. Although the Company currently intends to consummate the purchase of the parcels under purchase options or similar contracts, no assurances can be given that the purchase will be completed or that the land under purchase option will be acquired. In addition, this category includes Homes Under Construction and Backlog.

(4) For consolidated projects, includes 36 model homes and 14 completed and unsold homes in the Colorado, Northern California and Oregon markets, and 33 model homes and 268 completed and unsold homes in the Hawaii market, including approximately 64 homes rented and 141 homes held for sale in the Company's highrise condominium project in Oahu. For unconsolidated joint ventures, includes 7 model homes and 56 completed and unsold homes in Hawaii, and 7 model homes and 33 completed and unsold homes in Washington.

(5) Includes certain homes reflected in Backlog.

(6) Represents homes/lots subject to pending sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.

(7) Includes homes and lots sold pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $3.4 million of revenues associated with 18 zero-down closings were deferred in 1997 until the related notes receivables are paid in full.

(8) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii, Iao Partners and Waiakoa Estates Subdivision Joint Venture.

(9) Reflects 100% of the information with respect to Stafford Homes in which the Company acquired a 49% interest in July, 1997. The number of sales closed for the year ended December 31, 1997 would have been 160 had the Company had an ownership interest in Stafford Homes for the entire year.

LAND ACQUISITION AND DEVELOPMENT

    GENERAL. The Company selects its land for development based upon a variety of factors, including: (i) internal and external demographic and marketing studies; (ii) financial and legal reviews as to the feasibility of the proposed project; (iii) the ability to secure necessary financing and required government approvals and entitlements; (iv) environmental due diligence and management's judgment as to the real estate market economic trends; and (v) the Company's experience in a particular market. As part of the Company's ongoing land acquisition policy, it actively seeks to purchase land that is already zoned for residential development.

    The Company generally utilizes options or land purchase agreements to obtain control of desired parcels of land. The Company's purchase and option agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain any necessary governmental approvals. During the contingency period, the Company also confirms the availability of utilities, completes its marketing feasibility studies, verifies site and construction costs, reviews and approves soil and environmental reports and arranges for project financing, if necessary.

    The Company also enters into partnerships or joint ventures to purchase land and develop its communities where such arrangements are necessary to acquire the land or appear to be otherwise economically advantageous to the Company. The Company generally has not used partnerships or joint venture arrangements as a method of raising capital for the development of projects, although such arrangements may be used for purposes of expansion into other geographic areas or other related businesses.

    Although the Company's principal focus is the construction and sale of single-family and townhome residential housing, from time to time the Company offers residential lots for sale where it perceives an attractive market opportunity. The Company does not anticipate that residential lot sales will constitute a significant amount of revenues in the future.

    MAINLAND U.S. The Company's home building projects in the mainland United States have typically taken one to four years to develop, depending on the project's size, the Company's strategy with respect to the particular project, regulatory approvals, economic conditions, and geological conditions at the site. Larger projects are divided into phases, with each phase generally taking six months to one year to complete. The Company has typically acquired interests in tracts of land that require site improvements prior to construction and are suitable for a subdivision comprised of between 50 and 500 buildable units.

    HAWAII. The Company's strategy in Hawaii is to develop projects of a similar size and of the same general profile as in the mainland U.S. However, certain of the Company's currently planned projects in Hawaii are anticipated to be longer term in nature and to include a larger number of buildable units than those in the mainland United States. These larger projects generally will have offsite and infrastructure requirements to be fulfilled prior to the construction of homes, which increase the amount of cash expended at the beginning of the project. The increased length and size of such projects further exposes the Company to risks inherent in the homebuilding industry, including reductions in the value of land inventory. However, the Company believes its inventory of zoned and entitled land (for approximately 3,153 homes as of December 31, 1997) supported by the requisite infrastructure provides a significant competitive advantage in the future given both the concentration of land ownership and the lack of zoned and entitled property with completed infrastructure in Hawaii. In addition, certain of the Company's land purchase agreements in Hawaii require the Company to make additional payments to the seller if the average sales price or the final number of all homes exceeds an amount stated in such agreements. The Company also has occasionally granted a profit participation interest in certain of its projects to individuals involved in locating, structuring and assisting in the management of the particular project.

CONSTRUCTION

    The Company primarily acts as its own general contractor with its supervisory employees coordinating all work on its projects. From time to time the Company will hire independent general contractors on its projects in Hawaii, particularly for its townhome and condominium projects. The general contractors are responsible for the general management of the construction process, coordinating the activities of all subcontractors, suppliers and building inspectors and following design plans generally prepared by consulting architects and engineers who are retained by the Company and whose designs are geared to the local market. Company employees monitor the construction of each project, participate in all material design and building decisions, subject the contractors' and subcontractors' work to quality and cost controls and monitor compliance with zoning and building codes. In addition, the Company works closely with contractors and subcontractors on engineering, site preparation, environmental impact analysis, purchasing, architectural design, site planning, coordinating governmental approvals, contract management and closings. The Company will sometimes require its general contractors and/or subcontractors to post lien-free completion and performance construction bonds. The Company believes that its relations with its contractors are good.

    The Company's homes include single-family residences, townhomes and condominiums, which have ranged in size from approximately 540 to 3,500 square feet. The Company typically completes the construction of a home within two to four months from commencement of building construction. Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. The Company seeks to utilize standardized home designs and pre-fabricated components wherever feasible. This standardization facilitates efficiencies in the on-site construction of homes and helps permit on-site mass production and bulk purchasing of materials by the contractors and subcontractors engaged by the Company, thus reducing costs and expensive change orders. However, from time to time the Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences. For new designs, the Company has engaged a number of unaffiliated architectural firms in addition to its in-house architect. Where it is believed to be cost-effective and efficient, the Company has used steel building components in certain of its projects, which represents a departure from the traditional wood-frame method of construction.

    The Company is not presently experiencing any serious material or labor shortages; however, the residential construction industry in the past has, from time to time, experienced serious material and labor shortages, including shortages in insulation, drywall, certain carpentry work and cement supply. Delays in construction of homes and higher costs due to these shortages and fluctuating lumber prices could have an adverse effect upon the Company's operations. The Company is also susceptible to delays caused by strikes affecting shipping and transportation of building materials necessary for the Company's business, particularly in Hawaii because of its remote location. In addition, many of the Company's contractors are represented by labor unions or collective bargaining agreements. No assurances can be given that the renegotiation of such agreements would not lead to a disruption of the Company's operations and an increase in its construction costs.

SALES AND MARKETING

    The Company sells its homes primarily through commissioned employees who typically work from a sales office located at each project, as well as through cooperating independent brokers. In all instances, Company personnel are available to assist prospective buyers by providing them with floor plans, pricing information, financing options, tours of model homes and the selection of options and upgrades. The Company generally does not permit changes in home design, but home buyers are afforded the opportunity to select, at additional cost, various optional amenities such as prewiring options, upgraded carpet quality, varied interior and exterior color schemes and finishes and occasionally some room configurations. The Company focuses on increasing customer satisfaction through the use of its own design centers in the majority of its markets to help customers select features and options on their homes. Sales personnel are also trained by the Company and attend periodic meetings to be updated on the availability of financing, construction schedules, marketing and advertising plans, which the Company believes results in a sales force with extensive knowledge of the Company's operating policies and housing products. The Company also makes extensive use of advertising to market its homes, including print, radio and television, in addition to other promotional activities such as direct mail and the placement of strategically located sign boards in the immediate areas of its developments.

    The Company's objective is to price its homes very competitively and to market its homes in advance of construction, in an effort to minimize levels of unsold inventory upon completion of a project. The Company accomplishes pre-sales by entering into pre-construction sales contracts with its customers. The sales contracts generally provide for requisite mortgage approval within a specified period, and the Company attempts to minimize cancellations by requiring a cash deposit of approximately $2,000 to $10,000 and by training its sales force to assess the qualifications of potential home buyers.

    The Company generally does not use sales incentives in order to attract home buyers. However, the use of sales incentives (such as landscaping and certain interior home options and upgrades) has been used in Hawaii, and may, from time to time, be used in certain other markets, depending largely on prevailing economic and competitive market conditions.

    The Company normally builds, decorates, furnishes and landscapes between one to five model homes for each project and maintains on-site sales offices. At December 31, 1997, the Company owned and maintained 83 model homes. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort to create an attractive atmosphere at its model homes. The Company also uses a cross-referral program that encourages sales personnel to direct customers to other Company projects based on the customer's needs.

    In addition, the Company maintains a customer service department which is responsible for pre-closing and post-closing customer needs. Prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour. Post-closing, a Company employee follows up with the customer, to ensure satisfaction, to answer questions and to help resolve any problems, including responding to warranty requests.

CUSTOMER FINANCING

    The Company assists its home buyers in obtaining financing from mortgage lenders offering qualified home buyers a variety of financing options, including a wide variety of conventional and FHA financing programs. The Company also provides customer financing in the Colorado market through Melody Mortgage. Melody Mortgage provides mortgage originations only, and does not retain or service the mortgages that it originates. The mortgages are funded by one of a number of mortgage lenders arranged by Melody Mortgage. All of Melody Mortgage's revenues are derived from mortgages on homes built by the Company and no third party loans are arranged for homes not built by the Company.

    In certain limited circumstances, the Company may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Also, the Company has occasionally provided financing pursuant to agreements of sale and second mortgages to purchasers of its homes and residential lots in Hawaii. The Company had notes receivable of $2.4 million at December 31, 1997 primarily comprised of second mortgages provided by the Company to home buyers who purchased homes as part of the Company's "zero-down" sales incentive program in Hawaii. To the extent the Company provides financing to its customers, it becomes subject to the risks inherent with such practices, including possible defaults by the purchasers. The Company believes that it has established adequate reserves to cover these risks and the Company does not record the related revenue and profit until the second mortgage is fully paid.

    Virtually all purchasers of the Company's homes finance their purchases with mortgage financing from lenders. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is adversely affected, the Company's residential real estate sales, gross margins and net income and the market prices of the Company's securities may be adversely impacted. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. In addition, the Company believes that the availability of Federal Housing Administration ("FHA") mortgage financing is an important factor in marketing many of its homes. Any limitations or restrictions on the availability of such financing could adversely affect the Company's residential real estate sales. Furthermore, changes in Federal income tax laws may affect demand for new homes. Proposals have been publicly discussed to eliminate or limit the deductibility of mortgage interest for Federal income tax purposes and to eliminate or limit tax-free rollover treatment provided under current law where proceeds of the sale of a principal residence are reinvested in a new principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and demand for the Company's products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

WARRANTY PROGRAM

    The Company generally provides limited warranties of at least one to two years for workmanship and materials and for longer periods with respect to structural components. Because the Company contracts its homebuilding work to qualified contractors or subcontractors who provide the Company with an indemnity and a lien release prior to receiving payment from the Company for their work, claims relating to workmanship and materials are generally the primary responsibility of the Company's contractors or subcontractors. However, to the extent that warranty claims are not covered by the Company's contractors or subcontractors, the Company has established a reserve to cover warranty expenses. The Company's historical experience is that such warranty expenses generally fall within the reserve established although no assurances can be given that this will be the experience in the future. From time to time, where deemed appropriate, the Company purchases structural warranty coverage from third party insurers.

    For homes closed from early 1990 until October 7, 1994, Melody's structural warranty coverage was with the Home Owners Warranty Corporation ("HOW"). On October 7, 1994, the Commonwealth of Virginia placed HOW under temporary receivership, and a permanent injunction followed on October 17, 1994. Terms of the injunction allowed policies that were effective prior to October 7, 1994, to be honored for their full term. It is Melody's understanding that HOW is currently paying approximately 50% of the costs associated with claims made under the HOW policies. Concurrent with the above, Melody entered into an agreement with Residential Warranty Corporation to provide its home buyers with equally suitable coverage for homes closed subsequent to October 7, 1994. The Company, based upon its due diligence in connection with the acquisition of Melody, believes that claims under Melody's warranty programs are substantially covered by Melody's warranty accruals or insurance. However, no assurances can be given that the Company will not incur future claims in any of its markets in excess of warranty accruals or insurance coverage.

INTEREST IN STAFFORD HOMES AND JOINT VENTURES

    On July 31, 1997, the Company acquired a 49% interest in Stafford Homes, a 30-year-old homebuilder in the greater Seattle/Puget Sound area of Washington State. The Company has an option to purchase the remaining 51% interest, subject to certain contingencies. The Company believes that the joint venture arrangement provided an opportunity for the Company to strategically expand into the Seattle/Puget Sound area, an attractive housing market, through a company with a good reputation, a strong management team and a significant land base.

    In addition, the Company has a 50% interest in Waiakoa Estates Subdivision Joint Venture, an unincorporated joint venture which is engaged in the development and sale of residential lots on the island of Maui and has a 50% interest in Iao Partners, a general partnership which is engaged in the development and sale of an "affordable" townhome residential project on the island of Maui.

    As part of its strategy to further diversify geographically, the Company continues to evaluate market expansion opportunities, including potential acquisitions of homebuilding companies. The Company would consider strategic investments or joint ventures, as it has in the past, in order to facilitate expansion, especially into new geographic markets.

COMPETITION

    The development and sale of residential properties is highly competitive and fragmented. The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous national, regional and local builders, including some builders with greater financial resources. The Company also competes for residential sales with individual resales of existing homes and available rental housing. The Company believes that it compares favorably to other builders in the markets in which it operates, due primarily to (i) its experience within its geographic markets, (ii) its responsiveness to market conditions, and (iii) its reputation for quality design, construction and service. Competition is particularly intense when the Company enters or starts operations in a new market area until its reputation becomes firmly established in that area.

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

    HAWAII'S AFFORDABLE HOUSING REQUIREMENTS. To promote affordable housing, governmental agencies in Hawaii have implemented various formal and informal policies at both the state and county level. As a condition to rezoning land for urban development, it is the current practice of the Hawaii Land Use Commission to negotiate agreements with residential land developers for the provision of affordable housing. Generally, these conditions require developers of residential projects to offer for sale to eligible buyers a portion typically from 10% to 60%, of the total number of units in the project at affordable prices usually determined as a price at which a purchaser earning up to 140% of the local median income is able to satisfy specified mortgage criteria. In addition to the state requirements, a developer often has to comply with affordable housing requirements imposed by the appropriate county governmental agencies during the county land use approval process. Generally, the county further defines the state's requirement, and is often times more restrictive than the state. For purposes of determining whether a home is affordable, the Hawaii Land Use Commission and the counties generally assume a 33% income-to-loan ratio, a monthly amount for common area expenses and taxes, a 30-year loan with an interest rate reflecting then current market conditions and various other factors. To ensure that homes sold pursuant to a governmentally imposed affordable housing requirement in Hawaii remain affordable to other eligible buyers and to prevent speculation, counties typically impose transfer restrictions on purchasers of the Company's affordable homes. Agreements entered into between developers and Hawaii government agencies may also provide for a shared appreciation arrangement whereby the state or county shares with the owner in the appreciation of the affordable home. Based upon this affordability criterion, specific price limitations are generally imposed on the homes that may satisfy a developer's affordable housing requirement. Increases in mortgage interest rates may decrease the sales price at which affordable homes may be sold thereby potentially reducing the profitability of affordable housing projects.

    Because a portion of the Company's focus is on Hawaii's affordable housing market, any material changes in the current policies of the Hawaii Land Use Commission and the various county authorities with regard to affordable housing conditions or related policies could adversely affect the Company's operations and financial results.

EMPLOYEES

    At December 31, 1997, the Company employed 204 persons, of whom 107 were executive, project management and administrative personnel, 81 were sales and marketing, escrow, and customer service/ warranty personnel and 16 were construction workers, who assist with punchlist clearing and other miscellaneous tasks. Although none of the Company's employees are covered by collective bargaining agreements, certain of the employees of contractors which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that it has good relationships with its employees and contractors.

    The Company's success is highly dependent upon the continuing services of its President and Chief Executive Officer, James K. Schuler. The loss of the services of James K. Schuler would have a material adverse effect on the Company.

    At December 31, 1997, James K. Schuler owned approximately 54.1% of the Company's Common Stock. Due to this ownership position, Mr. Schuler has the ability to control the affairs and policies of the Company and has the ability to elect a sufficient number of directors to control the Board and to approve or disapprove any matter submitted to a vote of stockholders. Furthermore, Mr. Schuler may have conflicts of interest with other stockholders with respect to the affairs and policies of the Company. Mr. Schuler's ownership position, together with the anti-takeover effects of certain provisions contained in the Company's Certificate of Incorporation and Bylaws and the repurchase option of the holders of the Company's Convertible Subordinated Debentures due 2003 (the "Debentures"), may have the effect of delaying, deferring or preventing a change in control of the Company. These factors could have a depressant effect on the market price of the Company's Debentures and Common Stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

    In addition to executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

NAME                       AGE                      POSITION
-------------------------  --- --------------------------------------------------
Harvey L Goth............  65  Senior Vice President of Acquisition and
                                 Development

David L. Oyler...........  48  Vice President/Division President--Melody Homes,
                                 Inc.

Douglas M. Tonokawa......  39  Vice President of Finance and Chief Accounting
                                 Officer

    HARVEY L. GOTH. Mr. Goth has been the Company's Senior Vice President of Acquisition and Development since May 1992. Prior to joining the Company, Mr. Goth was President of Malama Pacific Corporation from October 1991 to May 1992 and Executive Vice President of Blackfield Hawaii Corporation from April 1983 to May 1988. Mr. Goth was a development consultant from May 1988 to October 1991 in Hawaii and Nevada. Malama Pacific Corporation is a real estate development company and subsidiary of Hawaiian Electric Industries. Blackfield Hawaii Corporation, also a real estate developer, was a subsidiary of Pacific Enterprises.

    DAVID L. OYLER. Mr. Oyler has served as the Vice President/Division President of Melody Homes, Inc. since 1994. He joined Melody Homes, Inc. in August, 1974 and has held the positions of Assistant Manager of Land Development, Vice President of Land Development, Company Safety Officer and Executive Vice President.

    DOUGLAS M. TONOKAWA. Mr. Tonokawa joined the Company as Vice President of Finance in September 1992 and has also served as Chief Accounting Officer since 1996. From 1982 to September 1992, Mr. Tonokawa was employed at Ernst & Young, a national accounting firm, where he reached the level of Senior Manager. Mr. Tonokawa is a member of the Hawaii Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

ITEM 2.  PROPERTIES.

    The Company leases approximately 7,300 square feet of office space for its corporate headquarters in Honolulu, Hawaii, pursuant to leases expiring in October 1998. The Company is evaluating the extension of such leases. The Company believes that its office space for its corporate headquarters in Hawaii is suitable and adequate for its needs for the foreseeable future or that adequate space will be readily available. The Company also leases approximately 3,300 square feet of space for its other offices in Hawaii and Northern California under leases expiring between 1999 and 2000. In addition, the Company leases office space in Vancouver, Washington on a month-to-month basis. However, the Company currently anticipates that as the Northern California and Pacific Northwest divisions expand, additional office space will be required.

    The Company owns an 11,225 square foot building in Colorado where Melody operates and has its corporate headquarters. In addition, the Company leases 1,938 square feet under a lease expiring in November 1998 for its design center in Colorado. Melody Mortgage also leases 2,470 square feet of office space for its mortgage operations, under a lease which expires in November 1998. The Company believes that the Colorado office space is suitable and adequate for its needs for the immediate future. However, if the Colorado homebuilding operations expand, office expansion will also be necessary.

ITEM 3.  LEGAL PROCEEDINGS.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. The complaint does not specify an amount of damages, but includes a claim for punitive damages. Although this litigation is at an early stage of discovery, based on its current understanding of the lawsuit, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims. The court has denied the motion to certify the class, and the litigation continues to be vigorously defended. A court date has been set for April 1999. If this lawsuit were decided adversely to the Company in all material respects, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    In 1997, the Denver District Court issued an order granting summary judgment in favor of Melody and an order of dismissal of the case, in which, prior to its acquisition by the Company, Melody was joined in a class-action lawsuit. The lawsuit related to the use of polybutylene plumbing systems and certain alleged defects and deficiencies of such systems. In September 1995, the Denver District Court stayed the action pending the resolution of two similar "national class actions" involving the same group of Plaintiffs as well as manufacturers of polybutylene plumbing systems. The Denver case was stayed to await a finalization of the settlement agreed to in the courts of Tennessee and Alabama, which required the assignment of Plaintiffs' claims to the manufacturers of polybutylene. In 1997, the settlement agreements were finalized and the case was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted during the fourth quarter of 1997 to vote of security-holders, through the solicitation of proxies or otherwise.

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

                                                                   HIGH    LOW
                                                                  ------  ------
1996
  Quarter ended March 31, 1996..................................  $8.875  $6.500
  Quarter ended June 30, 1996...................................   8.000   5.938
  Quarter ended September 30, 1996..............................   7.250   5.875
  Quarter ended December 31, 1996...............................   8.875   5.500

1997
  Quarter ended March 31, 1997..................................  $6.875  $5.375
  Quarter ended June 30, 1997...................................   6.000   4.875
  Quarter ended September 30, 199...............................   7.500   5.625
  Quarter ended December 31, 1997...............................   8.125   6.000

1998
  Quarter ended March 31, 1998 (February 27, 1998)..............  $9.000  $6.250

    The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on February 27, 1998 was $7.625 per share. As of February 27, 1998, there were 211 holders of record of the Company's Common Stock. The Company estimates that as of February 27, 1998, there were approximately 1,100 beneficial holders of the Company's Common Stock.

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

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------

                                                                    (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Residential real estate sales(1).........  $    229,624  $     93,645  $    132,897  $    217,266  $    167,275
  Cost and expenses:
    Residential real estate sales..........       184,843        76,612       101,356       159,568       113,669
    Inventory impairment loss(2)...........       --             23,910         9,405       --            --
    Selling and commissions................        17,268         7,767         7,333         7,912         4,216
    General and administrative.............        13,596         4,179         4,167         3,510         2,319
                                             ------------  ------------  ------------  ------------  ------------
      Total costs and expenses.............       215,707       112,468       122,261       170,990       120,204
  Income (loss) from unconsolidated joint
    ventures...............................          (136)          157           967         3,307         1,522
                                             ------------  ------------  ------------  ------------  ------------
      Operating income (loss)..............        13,781       (18,666)       11,603        49,583        48,593
  Other income (expense)...................        (4,261)           (9)          462           502           434
                                             ------------  ------------  ------------  ------------  ------------
      Income (loss) before provision for
        income taxes.......................         9,520       (18,675)       12,065        50,085        49,027
  Provision (credit) for income taxes......         3,634        (7,289)        4,703        19,336        19,076
                                             ------------  ------------  ------------  ------------  ------------
      Net income (loss)....................  $      5,886  $    (11,386) $      7,362  $     30,749  $     29,951
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
  Net income (loss) per share (basic)......  $       0.29  $      (0.55) $       0.35  $       1.47  $       1.49
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
  Weighted average shares outstanding
    (basic)................................    20,100,267    20,583,860    20,874,177    20,867,215    20,084,606
  Net income (loss) per share
    (diluted)(3)...........................  $       0.29  $      (0.55) $       0.35  $       1.37  $       1.37
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
  Weighted average shares outstanding
    (diluted)..............................           N/A           N/A           N/A    23,501,205    22,494,325

                                                                                 AS OF DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1997       1996       1995       1994       1993
                                                                ---------  ---------  ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash........................................................  $   3,842  $   1,619  $   6,147  $   7,855  $  39,879
  Inventories.................................................    291,081    238,358    247,506    209,123    147,486
  Total assets................................................    340,571    268,947    273,370    279,678    214,147
  Revolving Credit Facility...................................     91,077     44,690     36,781     27,717     13,548
  6.50% Convertible Subordinated Debentures due 2003..........     57,500     57,500     57,500     57,500     57,500
  Other indebtedness..........................................      2,627     --         --         14,583     --
  Total debt..................................................    151,204    102,190     94,281     99,800     71,048
  Total stockholders' equity..................................    163,355    157,465    173,851    166,489    135,296

--------------------------

(1) Revenue from a sale is recognized upon the closing of the sale and when the down payment requirement has been met. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(2) Represents a non-cash charge pursuant to Financial Accounting Standards Board Statement No. 121. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

(3) Net Income (loss) per share (diluted) is computed by adding interest charged to cost of residential real estate sold which is applicable to the Convertible Subordinated Debentures (net of related income taxes) to net income and dividing by the weighted average number of shares outstanding, assuming conversion of all Convertible Subordinated Debentures. The computation of diluted earnings per share for 1997, 1996 and 1995 excludes the impact of the Convertible Subordinated Debentures, since the effect would be antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which requires companies to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The employee stock options outstanding had no impact on the computation of diluted earnings per share in 1997. The application of Statement No. 128 results in no change to earnings per share amounts previously presented.

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

OVERVIEW

    Schuler Homes designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry level and first-time move-up buyers. The Company operates in five geographic markets: Hawaii, Colorado, Northern California, Oregon and Washington.

    The year ended December 31, 1997 represented a year of significant growth for the Company. Prior to 1997, all of the Company's revenues were generated from operations in Hawaii. Hawaii was one of the country's strongest new residential housing markets in the late 1980s and early 1990s. However, by the mid-1990s, the slowdown in Hawaii's economy led to a weakness in the Hawaiian housing market, which resulted in declines in home sales rates, prices and profit margins. To improve operating results and returns on invested capital, the Company implemented a strategic plan designed to diversify the Company's operations into multiple high growth housing markets within the Western United States. The Company's strategy involved redeployment of capital from its Hawaii operations, generated by cash flows attributable to the sales of homes from the Company's existing Hawaiian land inventory, to these high growth markets.

    In 1997 the Company's financial results reflected the benefits of its expansion efforts. From 1996 to 1997 revenues grew 145.2% from $93.6 million to $229.6 million, the number of units closed increased from 512 to 1,427 and gross profit and operating margins improved.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

    The table below shows certain items in the Company's statements of operations data expressed as a percentage of total residential real estate sales.

                                                             YEAR ENDED DECEMBER
                                                                     31,
                                                             -------------------
                                                             1997   1996   1995
                                                             -----  -----  -----
STATEMENT OF OPERATIONS DATA:
Residential real estate sales..............................  100.0% 100.0% 100.0%
Costs and expenses:
  Residential real estate sales............................   80.5   81.8   76.3
  Inventory impairment loss................................   --     25.5    7.1
  Selling and commissions..................................    7.5    8.3    5.5
  General and administrative...............................    5.9    4.5    3.2
                                                             -----  -----  -----
Total costs and expenses...................................   93.9  120.1   92.1
Income (loss) from unconsolidated joint ventures...........   (0.1)   0.2    0.8
                                                             -----  -----  -----
  Operating income (loss)..................................    6.0% (19.9)%   8.7%
                                                             -----  -----  -----
                                                             -----  -----  -----

OPERATING DATA

    The operating data shown below shows certain data regarding units closed, average sales prices of units closed, and backlog.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                             1997          1996          1995
                                                                         ------------  ------------  ------------
SELECTED OPERATING DATA:
  Unit closings
    Colorado...........................................................           950       --            --
    Hawaii(1)..........................................................           343           460           559
    Northern California................................................            15       --            --
    Oregon.............................................................             9       --            --
                                                                         ------------  ------------  ------------
      Total Consolidated...............................................         1,317           460           559
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
    Unconsolidated Joint Ventures:
      Hawaii(2)........................................................            28            52            76
      Washington(3)....................................................            82       --            --
                                                                         ------------  ------------  ------------
    Total..............................................................         1,427           512           635
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
  Average sales price
    Colorado...........................................................  $    149,000  $    --       $    --
    Hawaii(1)..........................................................       228,000       234,000       238,000
    Northern California................................................       141,000       --            --
    Oregon.............................................................       179,000       --            --
      Total Consolidated...............................................       169,000       234,000       238,000
    Unconsolidated Joint Ventures:
      Hawaii(2)........................................................       130,000       126,000       136,000
      Washington(3)....................................................       223,000       --            --
    Total..............................................................       172,000       225,000       225,000
Backlog at period end, units(4)........................................           408            78           137
Backlog at period end, aggregate sales value(4)........................  $ 76,125,000  $ 18,277,000  $ 30,922,000

------------------------

(1) Includes homes and lots sold pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $3.4 million and $14.7 million of revenues associated with 18 and 70 zero-down closings were deferred in 1997 and 1996, respectively, until the related notes receivables are paid in full.

(2) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii, Iao Partners and Waiakoa Kai Estates Subdivision Joint Venture.

(3) Reflects 100% of the information with respect to Stafford Homes in which the Company acquired a 49% interest in July, 1997. The number of sales closed for the year ended December 31, 1997 would have been 160 had the Company had an ownership interest in Stafford Homes for the entire year.

(4) Represents homes/lots subject to pending sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

RESIDENTIAL REAL ESTATE SALES

    The Company's sales of residential real estate (revenues) in 1997 were $229.6 million, an increase of 145.2% as compared to 1996 sales of $93.6 million. The increase in revenues reflects a larger number of unit sales closed in 1997 relative to 1996, partially offset by lower average sales prices in 1997 than in 1996. The increased number of unit closings in 1997 relative to 1996 came primarily from the Colorado division (acquired in January of 1997), partially offset by lower unit sales in the Hawaii division. In addition, the Company's California and Oregon divisions closed their first 15 and 9 home sales, respectively, during 1997. The Company's average sales price per unit declined in 1997 to $172,000, a 23.6% decline from an average sales price per unit of $225,000 in 1996. The decrease in the average sales price per unit was attributable to the lower average sales prices of homes in Colorado relative to Hawaii, and to a lesser extent, an increased level of price discounts offered to prospective home buyers in Hawaii. During 1997, the Company recognized $10.1 million of deferred revenue related to 53 of the 70 sales that closed in 1996 pursuant to the Company's zero-down sales program, in which the Company provided new home buyers with second mortgages of up to 20% of the purchase price. Revenue and profit recognition on these zero-down sales was deferred until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997 when the second mortgages were sold.

    The Company's revenues in 1996 were $93.6 million, a decrease of 29.5% as compared to 1995 revenues of $132.9 million. The decrease in revenues reflect lower unit sales closed in 1996 relative to 1995 and the deferral of revenue related to 70 sales that closed in 1996 pursuant to the Company's zero-down sales program.

COSTS AND EXPENSES--RESIDENTIAL REAL ESTATE SALES

    Cost of residential real estate sales represents the acquisition and development costs of a project attributable to the homes closed. Acquisition and development costs include primarily land acquisition costs, sitework and construction payments to contractors, engineering and architectural costs, loan fees, interest and other indirect costs attributable to development and project management activities and miscellaneous construction costs.

    Cost of residential real estate sales in 1997 were $184.8 million, an increase of 141.3% as compared to cost of residential real estate sales in 1996 of $76.6 million. This increase reflects a higher level of unit and dollar sales closed in 1997 relative to 1996. As a percentage of revenues, cost of residential real estate sold decreased in 1997 to 80.5% from 81.8% in 1996. This decrease reflects higher gross margin realized by the Colorado division, partially offset by lower gross margins realized by the Hawaii division, including the impact of the recognition of costs related to zero-down sales deferred in 1996 and recognized in 1997 as a result of the sale of the related second mortgages.

    Cost of residential real estate sales in 1996 were $76.6 million, a decrease of 24.4% as compared to cost of residential real estate sales in 1995 of $101.4 million. This decrease reflects a lower number of unit sales in 1996 relative to 1995. As a percentage of revenues, cost of residential real estate sold increased in 1996 to 81.8% from 76.3% in 1995. This increase reflects an increased level of price discounts to home buyers and higher construction and inventory carrying costs.

COSTS AND EXPENSES--INVENTORY IMPAIRMENT LOSS

    During the fourth quarter of 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which changes the method that companies must use to value long-lived assets, including homebuilding inventories. Previously, accounting standards required companies to carry inventories at the lower of cost or net realizable value. Under the new standard, inventories which are substantially completed are carried at the lower of cost or fair value less selling cost, determined by applying a risk adjusted discount rate to estimates of future cash flows, a more conservative measurement than net realizable value. Also, under the new standard, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated.

    The estimates of future cash flows require significant judgment relating to the level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and the level of consumer confidence, among other items. While the Company did not recognize a FASB 121 charge in 1997, no assurances can be given that changes in estimates will not occur in subsequent periods.

    During 1996, the Company recognized an impairment loss in its Hawaii division of $23.9 million, ($14.6 million after-tax) primarily related to (i) an increase in completed inventories due to the substantial completion of the second high-rise building at the Company's Country Club Village project located in Salt Lake on Oahu and (ii) the decline experienced by the Company in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects on some of which impairment losses were recognized in 1995. The Company's completed and unsold inventories in its wholly owned projects in Hawaii have declined by 37.0% at December 31, 1997 as compared to December 31, 1996. In addition, the Company postponed the construction of the third and last high-rise building at Country Club Village in order to reduce completed inventories in this project in the future.

    During 1995, the Company recognized an impairment loss in its Hawaii division of $9.4 million ($5.7 million after-tax), which related to completed inventories at December 31, 1995. The Company's completed inventory comprised a larger component of total inventory at December 31, 1995 as compared to December 31, 1994, with substantially all of the increase occurring during the fourth quarter of 1995. No losses were recognized in 1996 or 1995 on land held for future development or inventories under current development.

COSTS AND EXPENSES--SELLING AND COMMISSIONS

    Selling and commissions expense represents the selling and marketing costs associated with the sale of homes. Such costs include commissions, sales incentives offered to buyers, advertising costs, model and sales office costs and other general sales and marketing costs.

    Selling and commissions expense in 1997 was $17.3 million, an increase of 122.3% as compared to selling and commissions expense in 1996 of $7.8 million. The increase in selling and commissions expense reflects a higher level of unit and dollar sales closed in 1997 than in 1996, primarily due to the acquisition of the Colorado division. As a percentage of revenues, selling and commissions expense decreased to 7.5% in 1997 from 8.3% in 1996. This decrease is primarily the result of the lower level of selling and commissions costs incurred by the Colorado division relative to the Hawaii division, partially offset by increases in the selling and commissions costs in Hawaii.

    Selling and commissions expense in 1996 was $7.8 million, an increase of 5.9% as compared to selling and commissions expense in 1995 of $7.3 million. The increase in selling and commissions expense reflects increases in sales incentives offered to buyers and increases in sales and marketing costs, both in the Hawaii division. As a percentage of revenues, selling and commissions increased to 8.3% in 1996 from 5.5% in 1995. This increase reflects the above-mentioned increases in the total costs relative to a lower level of revenues.

COSTS AND EXPENSES--GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

    General and administrative expenses in 1997 were $13.6 million, an increase of 225.3% as compared to general and administrative expenses in 1996 of $4.2 million. The increase in general and administrative expenses reflect the addition of the Colorado division and the start-up of operations in Northern California and Washington. As a percentage of revenues, general and administrative expenses increased to 5.9% in 1997 from 4.5% in 1996. This increase reflects the above-mentioned increases and higher costs relative to revenues in the Hawaii division.

    General and administrative expenses in 1996 and 1995 were $4.2 million. As a percentage of revenues, general and administrative expenses increased to 4.5% in 1996 from 3.2% in 1995. This increase reflects the decrease in sales in 1996 relative to 1995.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

    Income from unconsolidated joint ventures represents the Company's 49% interest in the operations of Stafford and its 50% interest in the operations of two joint ventures in Hawaii. The decrease in this income in 1997 relative to 1996 is primarily the result of the Company's share of a loss recognized by one of its Hawaii joint ventures, Iao Partners, of $397,000, which was driven by the Company's share of a FASB 121 charge of $522,000. This loss was offset in part by the Company's share of income since the date of acquisition (July 1997) of $329,000 in Stafford. The decrease in this income from 1996 relative to 1995 is primarily the result of a reduction of income from the Hawaii joint ventures due to fewer closings and increased construction and sales and marketing costs.

OTHER INCOME (EXPENSE)

    Other income (expense) represents (i) interest incurred less interest capitalized to inventory, (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and of a covenant-not-to-compete, both as a result of the Melody Homes acquisition; less interest income. Other income (expense) in 1997 is primarily comprised of (i) $3.0 million in interest incurred net of interest capitalized to inventory, plus
(ii) $0.3 million of amortization of financing fees, plus (iii) amortization of goodwill and the covenant-not-to-compete of $0.7 million, plus (iv) other miscellaneous expenses of $0.6 million, less $0.3 million of interest income.

PROVISION (CREDIT) FOR INCOME TAXES

    The effective combined tax rates were approximately 38.2% in 1997 and 39.0% in 1996 and 1995. The lower effective income tax rate for 1997 primarily reflects lower Colorado state income tax rate as compared to Hawaii's state income tax rate.

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

    The following table sets forth the Company's backlog, for both homes and residential lots, at December 31, 1997, 1996, and 1995, which includes homes and lots sold pursuant to the Company's zero-down sales program and 100% of the backlog related to projects developed by the Company's joint ventures in Hawaii and Washington.

                                           DECEMBER 31, 1997     DECEMBER 31, 1996     DECEMBER 31, 1995
                                          --------------------  --------------------  --------------------
                                                    AGGREGATE             AGGREGATE             AGGREGATE
                                          NUMBER   SALES VALUE  NUMBER   SALES VALUE  NUMBER   SALES VALUE
                                          ------   -----------  ------   -----------  ------   -----------
Consolidated:
  Colorado(1)...........................   267     $41,284,000   --      $   --        --      $   --
  Hawaii................................    67      19,774,000    71      17,204,000   116      28,013,000
  Northern California...................    14       1,905,000   --          --        --          --
  Oregon................................    14       2,676,000   --          --        --          --
                                                                  --
                                          ------   -----------           -----------  ------   -----------
Total Consolidated......................   362      65,639,000    71      17,204,000   116      28,013,000
Unconsolidated Joint Ventures:
  Hawaii................................     3         398,000     7       1,073,000    21       2,909,000
  Washington(2).........................    43      10,088,000   --          --        --          --
                                                                  --
                                          ------   -----------           -----------  ------   -----------
Total...................................   408     $76,125,000    78     $18,277,000   137     $30,922,000
                                                                  --
                                                                  --
                                          ------   -----------           -----------  ------   -----------
                                          ------   -----------           -----------  ------   -----------

------------------------

(1) The Colorado market was added in 1997 as a result of the acquisition of Melody in January 1997. Colorado backlog at December 31, 1996 approximated 219 units with an aggregate sales value of $32.2 million.

(2) The Washington market was added in 1997 as a result of the Company's acquisition of a 49% interest in Stafford in July 1997. Washington backlog at December 31, 1996 approximated 39 units with an aggregate sales value of $9.3 million.

    The reduction in backlog in Hawaii from 1995 to 1996 and, to a lesser extent, from 1996 to 1997 reflects the lower rate of unit sales which the Company believes to be attributable to the general lack of confidence by prospective home buyers in the Hawaii economy. The average sales prices of the homes and lots comprising backlog for consolidated projects in Hawaii at December 31, 1997, 1996 and 1995 were $295,000, $242,000 and $241,000, respectively. The increase in average sales prices in 1997 relative to 1996 primarily reflects a higher number of single family homes relative to townhomes and condominiums in 1997 backlog for consolidated projects in Hawaii as compared to 1996 Hawaii backlog.

    The increase in backlog in Colorado from 1996 to 1997 reflects a higher rate of new home sales and an increase in the average sales prices of the homes sold. These improvements are related to a greater number of projects under development and a strong overall housing market in the Denver metropolitan area.

    Due to the ability of buyers to cancel their sales contracts, no assurance can be given that homes in backlog will result in actual closings.

VARIABILITY OF RESULTS

    The Company has experienced, and expects to continue to experience, significant variability in sales and net income. Factors that contribute to variability of the Company's results include: the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; the Company's ability to continue to acquire additional land on favorable terms for future developments; the condition of the real estate markets and economies in which the Company operates; the cyclical nature of the homebuilding industry and changes in prevailing interest rates; costs of material and labor; and delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development, and from fiscal quarter to fiscal quarter.

YEAR 2000 COMPLIANCE

    The Company has assessed the vulnerability of its computer systems to the "Year 2000 issue" and the cost of addressing Year 2000 compliance. Modifications and replacements of computer systems, primarily the replacement of computer software, to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. Presently, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 issue will not adversely affect the Company and its business.

    The Company has also initiated discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems impact the Company's operations. The Company is assessing the extent to which its operations are vulnerable should these organizations fail to properly remediate the computer systems.

LIQUIDITY AND CAPITAL RESOURCES

    The Company uses its liquidity and capital resources to, among other things,
(i) support its operations including its inventories of homes, home sites and land; (ii) provide working capital; (iii) fund market expansion, including acquisitions, investments in and advances to joint ventures, and start-up operations; and (iv) make interest payments on outstanding debt.

CAPITAL RESOURCES

    The Company anticipates continuing to acquire land for use in its future homebuilding operations, including finished lots and partially developed land. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive.

    In connection with the purchase of its 49% interest in Stafford, the Company entered into an agreement to make loans available to Stafford in an aggregate principal amount of up to $5.0 million (of which $1.5 million was outstanding on December 31, 1997). In addition, the Company has an option to purchase the remaining 51% interest in Stafford based on a pre-determined formula, subject to certain contingencies. If the Company acquired a majority interest in Stafford, which may occur as early as

January 1999, the Company may refinance or assume Stafford's existing debt. As of December 31, 1997, Stafford's total assets were approximately $37.0 million and notes payable were approximately $26.7 million, of which $1.5 million was outstanding to the Company.

    The Company anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business, or general economic conditions, occur as a result of the various risk factors described elsewhere herein, in particular, increases in interest rates.

LINES OF CREDIT AND NOTES PAYABLE

    In March 1997, the Company amended its Revolving Credit Facility, increasing the amount of the Revolving Credit Facility from $110.0 million to $137.6 million. The Revolving Credit Facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. At December 31, 1997, $46.5 million of the Company's line of credit was unused, of which $6.4 million is restricted to withdrawal for specific project costs and letters of credit.

    The Company has no material commitments or off-balance sheet financing arrangements that would tend to affect future liquidity. The Company believes that cash flow from operations and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company may need to raise additional funds in order to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of debt or equity securities, bank debt, or otherwise. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................   32

Consolidated Balance Sheets, December 31, 1997 and 1996...................   33

Consolidated Statements of Operations for years ended December 31, 1997,
  1996 and 1995...........................................................   34

Consolidated Statements of Stockholders' Equity for years ended December
  31, 1997, 1996 and 1995.................................................   35

Consolidated Statements of Cash Flows for years ended December 31, 1997,
  1996 and 1995...........................................................   36

Notes to Consolidated Financial Statements................................   37

SCHEDULES

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    See "Item 8. Financial Statements and Supplementary Data."

    (B) REPORTS ON FORM 8-K.

    None.

    (C) EXHIBITS.

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
  2.1  Stock Purchase Agreement among the Company, Falcon Development
       Corporation, Madison B. Graves, Jacob D. Bingham, Fred L. Ahlstrom and
       Mark S. Doppe, dated January 8, 1997. (Incorporated by reference to the
       Company's Current Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

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

  4.2  Form of Debenture (included in Exhibit 4.1).

  4.3 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 of the Company' registration statement under the Securities
       Act on Form S-1, Registration No. 33-45485.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
+10.6  Employment Agreement dated as of January 31, 1992 between the Company and
       James K. Schuler. (Incorporated by reference to Exhibit 10.10 of the
       Company's registration statement under the Securities Act on Form S-1,
       Registration No. 33-45485.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
+10.18 Amendment to the Schuler Homes, Inc. 401(k) Retirement Savings Plan (005)
       (Sections 2.1 and 2.2) effective September 1, 1993. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q
       dated September 30, 1993; Commission file number 0-19891.)

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

 10.24 Loan Agreement (Salt Lake) between the Company and First Hawaiian Bank dated June 8, 1994. (Incorporated by reference to the Company's Quarterly
       Report on Form 10-Q dated June 30, 1994. Commission file number 0-19891.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.30 Second Amendment to Promissory Note (Salt Lake) between the Company and
       First Hawaiian Bank dated July 5, 1995. (Incorporated by reference to the
       Company's Quarterly Report on Form 10-Q dated September 30, 1995;
       Commission file number 0-19891.)

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

 10.40 Pledge and Security Agreement (CCV 5 Interim Funding) between the Company and First Hawaiian Bank, dated February 26, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31,
       1996; Commission file number 0-19891.)

 10.40 Credit Agreement between the Company, certain Banks, and First Hawaiian
       Bank, dated March 29, 1996. (Incorporated by reference to the Company's
       Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number
       0-19891.)

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.41 Promissory Note between the Company, certain Banks, and First Hawaiian
       Bank, dated March 29, 1996. (Incorporated by reference to the Company's
       Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number
       0-19891.)

 10.42 Negative Pledge Agreement between the Company, certain Banks, and First
       Hawaiian Bank, dated March 29, 1996. (Incorporated by reference to the
       Company's Quarterly Report on Form 10-Q dated March 31, 1996; Commission file number 0-19891.)

 10.43 Contract for Purchase and Sale of Real Property between the Company and
       Investek Properties Company, LLC, dated June 19, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30,
       1996; Commission file number 0-19891.)

 10.44 Real Estate Purchase Agreement between Schuler Homes of California, Inc.
       and Frank J. Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September
       30, 1996; Commission file number 0-19891.)

 10.45 Option Agreement between Schuler Homes of California, Inc. and Frank J.
       Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the
       Company's Quarterly Report on Form 10-Q dated September 30, 1996;
       Commission file number 0-19891.)

 10.46 Real Estate Purchase and Sale Agreement between the Company and Coop
       Family Limited Partnership, dated September 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September
       30, 1996; Commission file number 0-19891.)

 10.47 Supplement No. 1 to Credit Agreement between the Company, certain Banks and First Hawaiian Bank, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997;
       Commission file number0-19891.)

 10.48 Security Agreement between Melody Homes, Inc. and Melody Mortgage Company, and First Hawaiian Bank, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997;
       Commission file number 0-19891.)

 10.49 Amended and Restated Loan Agreement between Melody Homes, Inc. and Bank
       One, dated November 25, 1996. (Incorporated by reference to the Company's
       Current Report on Form 8-K dated January 8, 1997; Commission file number
       0-19891.)

 10.50 Modification Agreement between Melody Homes, Inc. and Bank One, dated
       January 8, 1997. (Incorporated by reference to the Company's Current
       Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

 10.51 News release dated January 8, 1997 regarding the completion of the acquisition of Melody Homes and Mortgage. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission number 0-19891.)

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

+   Management contract, compensatory plan or arrangement

    (D) SEE ITEM 14(1C).

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schuler Homes, Inc.

    We have audited the accompanying consolidated balance sheets of Schuler Homes, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuler Homes, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Honolulu, Hawaii
March 5, 1998

                              SCHULER HOMES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------

ASSETS

Cash and cash equivalents (restricted--Note 2)...................................  $    3,842,000  $    1,619,000
Receivables......................................................................         880,000         425,000
Prepaid income taxes.............................................................       1,682,000       2,604,000
Amount due from affiliate (Note 7)...............................................          24,000          26,000
Real estate inventories (Note 3).................................................     291,081,000     238,358,000
Investments in unconsolidated joint ventures (Note 4)............................      16,026,000      11,611,000
Deposits.........................................................................       1,691,000         483,000
Deferred offering costs, net (Note 9)............................................       1,171,000       1,399,000
Notes receivable (Note 2)........................................................       2,406,000       3,944,000
Deferred income taxes (Note 6)...................................................       4,002,000       7,356,000
Intangibles, net (Note 1)........................................................      13,742,000        --
Other assets.....................................................................       4,024,000       1,122,000
                                                                                   --------------  --------------
Total assets.....................................................................  $  340,571,000  $  268,947,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.................................................................  $   12,805,000  $      593,000
Accrued expenses.................................................................      13,207,000       8,699,000
Notes payable to bank (Note 5)...................................................      91,077,000      44,690,000
Notes payable to others..........................................................       2,627,000        --
Convertible subordinated debentures (Note 9).....................................      57,500,000      57,500,000
                                                                                   --------------  --------------
Total liabilities................................................................     177,216,000     111,482,000

Commitments and contingencies (Notes 5 and 10)

Stockholders' equity (Notes 1, 8 and 9):
  Common stock, $.01 par value; 30,000,000 shares authorized; 20,874,927 and
    20,874,177 shares issued at December 31, 1997 and 1996, respectively.........         209,000         209,000
  Additional paid-in capital.....................................................      93,100,000      93,096,000
  Retained earnings..............................................................      75,046,000      69,160,000
  Treasury stock, at cost; 774,000 shares at December 31, 1997 and 1996..........      (5,000,000)     (5,000,000)
                                                                                   --------------  --------------
Total stockholders' equity.......................................................     163,355,000     157,465,000
                                                                                   --------------  --------------
Total liabilities and stockholders' equity.......................................  $  340,571,000  $  268,947,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Residential real estate sales...................................  $  229,624,000  $   93,645,000  $  132,897,000
Costs and expenses:
  Residential real estate sales.................................     184,843,000      76,612,000     101,356,000
  Inventory impairment loss (Note 3)............................              --      23,910,000       9,405,000
  Selling and commissions.......................................      17,268,000       7,767,000       7,333,000
  General and administrative (Note 7)...........................      13,596,000       4,179,000       4,167,000
                                                                  --------------  --------------  --------------
Total costs and expenses........................................     215,707,000     112,468,000     122,261,000
Income (loss) from unconsolidated joint
  ventures (Note 4).............................................        (136,000)        157,000         967,000
                                                                  --------------  --------------  --------------
Operating income (loss).........................................      13,781,000     (18,666,000)     11,603,000
Other income (expense)..........................................      (4,261,000)         (9,000)        462,000
                                                                  --------------  --------------  --------------
Income (loss) before provision for income taxes.................       9,520,000     (18,675,000)     12,065,000
Provision (credit) for income taxes (Note 6)....................       3,634,000      (7,289,000)      4,703,000
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $    5,886,000  $  (11,386,000) $    7,362,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Net income (loss) per share (Note 11):
  Basic.........................................................  $         0.29  $        (0.55) $         0.35
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................  $         0.29  $        (0.55) $         0.35
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK      ADDITIONAL
                                        --------------------   PAID-IN     RETAINED     TREASURY
                                         SHARES     AMOUNT     CAPITAL     EARNINGS      STOCK        TOTAL
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1994..........  20,874,177 $ 209,000  $93,096,000 $73,184,000  $   --      $166,489,000
Net income............................     --         --          --        7,362,000      --        7,362,000
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1995..........  20,874,177   209,000  93,096,000   80,546,000      --      173,851,000
Reacquisition of the Company's common
  stock...............................   (774,000)    --          --          --       (5,000,000)  (5,000,000)
Net loss..............................     --         --          --      (11,386,000)     --      (11,386,000)
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1996..........  20,100,177   209,000  93,096,000   69,160,000  (5,000,000) 157,465,000
Issuance of common stock from exercise
  of stock options (Note 8)...........        750     --           4,000      --           --            4,000
Net income............................     --         --          --        5,886,000      --        5,886,000
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1997..........  20,100,927 $ 209,000  $93,100,000 $75,046,000  $(5,000,000) $163,355,000
                                        ---------  ---------  ----------  -----------  ----------  -----------
                                        ---------  ---------  ----------  -----------  ----------  -----------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
OPERATING ACTIVITIES:
Net income (loss)...............................................  $    5,886,000  $  (11,386,000) $    7,362,000
Adjustment to reconcile net income to net cash used in operating activities:
  Depreciation and amortization expense.........................       2,883,000         814,000         715,000
  (Income) loss from unconsolidated joint ventures..............         143,000         (72,000)     (1,067,000)
  Sales financed by Company.....................................        --              (152,000)       (245,000)
  Principal payments of notes receivable........................       2,303,000         190,000         424,000
Changes in assets and liabilities:
  (Increase) decrease in receivables............................         654,000          92,000      40,628,000
  (Increase) decrease in prepaid income taxes...................         922,000      (2,047,000)       (557,000)
  (Increase) decrease in deposits...............................      (1,208,000)        518,000        (901,000)
  (Increase) decrease in real estate inventories................     (12,775,000)     10,358,000     (37,882,000)
  (Increase) decrease in other assets...........................      (1,295,000)       (261,000)         27,000
  Increase (decrease) in accounts payable.......................       7,438,000        (420,000)        158,000
  Increase (decrease) in accrued expenses.......................       3,696,000         (16,000)       (330,000)
  Change in deferred income taxes...............................       3,354,000      (5,538,000)       (418,000)
  Increase (decrease) in contract dispute resolution cost
    payable.....................................................        --              --            (7,979,000)
                                                                  --------------  --------------  --------------
    Net cash provided by (used in) operating activities.........      12,001,000      (7,920,000)        (65,000)

INVESTING ACTIVITIES:
Payment for purchase of Melody Homes and Mortgage, net of cash
  acquired......................................................     (29,508,000)       --              --
Investments in unconsolidated joint ventures....................      (2,980,000)       --              (205,000)
Advances to unconsolidated joint ventures.......................      (1,724,000)     (4,082,000)       (562,000)
Repayments of advances to unconsolidated joint ventures.........         145,000       4,248,000         239,000
Capital distributions from unconsolidated joint venture.........        --               128,000       4,301,000
Purchase of property and equipment..............................        (664,000)        (39,000)       (141,000)
                                                                  --------------  --------------  --------------
  Net cash provided by (used in) investing activities...........     (34,731,000)        255,000       3,632,000

FINANCING ACTIVITIES:
Proceeds from bank borrowings...................................     223,147,000     115,723,000     151,021,000
Principal payments on bank borrowings...........................    (198,427,000)   (107,814,000)   (141,957,000)
Principal payments on note payable to others....................        --              --           (14,583,000)
Advances to affiliates..........................................         (98,000)       (116,000)       (109,000)
Repayment of advances from affiliates...........................          99,000         115,000         123,000
Decrease in deferred offering costs.............................         228,000         229,000         230,000
Proceeds from issuance of common stock from exercise of stock
  options.......................................................           4,000        --              --
Reacquisition of the Company's common stock.....................        --            (5,000,000)       --
                                                                  --------------  --------------  --------------
  Net cash provided by (used in) financing activities...........      24,953,000       3,137,000      (5,275,000)
                                                                  --------------  --------------  --------------
Increase (decrease) in cash.....................................       2,223,000      (4,528,000)     (1,708,000)
Cash and cash equivalents (restricted) at beginning of period...       1,619,000       6,147,000       7,855,000
                                                                  --------------  --------------  --------------
Cash and cash equivalents (restricted) at end of period.........  $    3,842,000  $    1,619,000  $    6,147,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                             See accompanying notes

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL

    Schuler Homes, Inc. (the Company) was incorporated in Hawaii in March 1988 and, during January 1992, was reincorporated in Delaware. The Company is engaged in the development and sale of residential real estate in the following states:
Colorado, Hawaii, Northern California, Oregon and Washington.

    On January 8, 1997, the Company completed the acquisition of the common stock of Melody Homes, Inc., a Colorado homebuilder (Melody), and Melody Mortgage Company (Melody Mortgage), a mortgage brokerage firm for Melody home buyers. The consideration of approximately $24,100,000 (excludes $4,000,000 of the covenant-not-to-compete paid to certain former Melody shareholders and certain other acquisition related costs) consisted of cash, in addition to liabilities assumed of approximately $26,500,000. The transaction has been accounted for under the purchase method of accounting, wherein goodwill and a covenant-not-to-compete in the combined amount of approximately $14,500,000 has been recognized by the Company after recording other purchase adjustments necessary to allocate the purchase price to the value of assets acquired and liabilities assumed.

    On July 31, 1997, the Company (through a new wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in Stafford Homes (Stafford). The Company has an option to purchase the remaining 51% interest, subject to certain contingencies.

    The Company has ownership interests in the following entities:

    - Melody Homes, Inc., a wholly-owned subsidiary incorporated in Delaware--This entity is engaged in the development and sale of residential real estate in Colorado.

    - Melody Mortgage Company, a wholly-owned subsidiary incorporated in Colorado--This entity is a mortgage brokerage firm for Melody home buyers.

    - Schuler Homes of California, Inc., a wholly-owned subsidiary incorporated in California--This entity is engaged in the development and sale of residential real estate in California. This entity was formed in June, 1996.

    - Schuler Homes of Washington, Inc., a wholly-owned subsidiary incorporated in the state of Washington--This entity is engaged in the development and sale of residential real estate in the state of Washington. This entity was formed in August, 1996.

    - Schuler Homes of Oregon, Inc., a wholly-owned subsidiary incorporated in Oregon--This entity is engaged in the development and sale of residential real estate in Oregon. This entity was formed in October, 1996.

    - SHLR of Washington, Inc., a wholly-owned subsidiary incorporated in the state of Washington-- This entity owns a 49% interest in SSHI LLC (dba Stafford Homes), which is engaged in the development and sale of residential real estate in the state of Washington.

    - Schuler Realty/Maui, Inc., a wholly-owned subsidiary incorporated in Hawaii--This entity provides sales services in connection with the Company's projects on the island of Maui.

    - Schuler Realty/Oahu, Inc., a wholly-owned subsidiary incorporated in Hawaii--This entity provides sales services in connection with the Company's projects on the island of Oahu.

                              SCHULER HOMES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - Lokelani Construction Corporation, a wholly-owned subsidiary incorporated in Delaware--This entity serves as the general contractor on certain of the Company's projects.

    - Waiakoa Estates Subdivision Joint Venture (WESJV), an unincorporated joint venture--The Company has a 50% interest in WESJV, which is engaged in the development and sale of residential lots on the island of Maui.

    - Iao Partners (Iao), a general partnership--The Company has a 50% interest in Iao, which is engaged in the development and sale of residential projects on the island of Maui.

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

                              SCHULER HOMES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    All direct and indirect land costs, all development and construction costs, and applicable carrying charges (primarily interest) are capitalized to real estate projects during the development period. The capitalized costs are assigned to individual components of projects based on specific identification, if practicable, or allotted based on relative sales value (in accordance with FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects"). Selling expenses and other marketing costs are expensed in the period incurred and are included in cost of residential real estate sold in the accompanying consolidated statements of operations.

    UNCONSOLIDATED JOINT VENTURES

    Investments in unconsolidated joint ventures consist of the Company's interest in real estate ventures, and are accounted for using the equity method.

    DEPOSITS

    Deposits consist of amounts paid relating to potential purchases of land.

    INTANGIBLES

    Intangibles consist of goodwill and the covenant not-to-compete, which resulted from the acquisition of Melody. The intangibles are being amortized on a straight-line basis over a 20-year period. Accumulated amortization at December 31, 1997 is approximately $723,000.

    SALES AND PROFIT RECOGNITION

    A sale is generally recorded and profit recognized when closings have occurred and a buyer has met down payment and continuing investment criteria required by generally accepted accounting principles.

    INTEREST RATE SWAP

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

    RECLASSIFICATIONS

    Certain amounts in the unconsolidated financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

                              SCHULER HOMES, INC.

2.  NOTES RECEIVABLE

    Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots in Hawaii. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to home buyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is met. In March 1997, the Company sold second mortgage notes of approximately $2,500,000, resulting in the recognition of sales and gross profit of approximately $11,303,000 and $817,000 (net of discount and collection reserve relating to the sale), respectively (includes five sales which closed during the first quarter of 1997). The collection reserve results in a restriction on the Company's cash in the amount of approximately $506,000. Revenue and gross profit deferred on such transactions during the year ended December 31, 1997 was $3,443,000 and $493,000, respectively. Cash of $2,395,000 was received from buyers' third party lenders in connection with "zero-down" sales during the year ended December 31, 1997.

3.  REAL ESTATE INVENTORIES

    Real estate inventories consist of the following:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1997            1996
                                                               --------------  --------------
Unimproved land held for future development..................  $   42,955,000  $   40,940,000
Development projects in progress.............................     205,060,000     131,756,000
Completed inventory (including lots held for sale)...........      43,066,000      65,662,000
                                                               --------------  --------------
                                                               $  291,081,000  $  238,358,000
                                                               --------------  --------------
                                                               --------------  --------------

    Completed inventory includes residential units which are substantially ready for occupancy.

    Pursuant to the adoption of FASB Statement No. 121, the Company recognized an impairment loss of $9,405,000 in 1995, which related to completed inventories at December 31, 1995. The Company's completed inventory comprised a larger component of total inventory as of December 31, 1995 as compared to December 31, 1994, with substantially all of the increase occurring during the fourth quarter of 1995. During 1996, the Company recognized an impairment loss of $23,910,000, primarily related to a) an increase in completed inventories due to the substantial completion of a high-rise project and b) the decline experienced by the Company in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects, on some of which, impairment losses were recognized in 1995. No losses were recognized on land held for future development or inventories under current development.

    The Company has notes payable to land sellers with a principal balance of $2,627,000 at December 31, 1997, which relate to land purchased for future residential development. The notes are secured by mortgages on the purchased land.

                              SCHULER HOMES, INC.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    Condensed combined financial information as of December 31, 1997, 1996 and 1995 and for the years then ended are as follows:

                                                      1997           1996           1995
                                                  -------------  -------------  -------------
Assets (primarily real estate inventories)......  $  53,298,000  $  17,074,000  $  17,189,000
Liabilities.....................................     30,452,000        155,000        272,000
                                                  -------------  -------------  -------------
Equity..........................................  $  22,846,000  $  16,919,000  $  16,917,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Revenues........................................  $  22,011,000  $   6,657,000  $  10,472,000
Expenses........................................     22,071,000      6,166,000      8,347,000
                                                  -------------  -------------  -------------
Net income (loss)...............................  $     (60,000) $     491,000  $   2,125,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    On July 31, 1997, the Company (through a new wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in Stafford. The Company has an option to purchase the remaining 51% interest, subject to certain contingencies. In connection with this acquisition, the Company entered into an agreement to make revolving loans to the acquiree in an aggregate principal amount of up to $5,000,000. At December 31, 1997, outstanding loans pursuant to this agreement totaled $1,500,000. The Company accounts for this investment as an unconsolidated joint venture under the equity method of accounting. The increase in amounts on the above table from 1996 to 1997 is due primarily to the acquisition of a 49% interest in Stafford.

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

    Investment in unconsolidated joint ventures includes accrued but unpaid partnership management fees due from the Company's 50% general partner in Iao of $583,000 and $513,000 at December 31, 1997 and 1996, respectively. The Iao partnership agreement provides for the payment of the partnership management fees to the Company from the cash flow of Iao.

    The Company's loss from unconsolidated joint ventures in 1997 is primarily the result of the Company's share of the loss recognized by Iao of $397,000, offset in part by the Company's share of the income of Stafford of $329,000. As of December 31, 1997, the Company's cumulative share of the undistributed profits of its joint ventures is $6,756,000.

    Included in liabilities are advances from the Company to its unconsolidated joint ventures of $1,521,000, $0 and $243,000 at December 31, 1997, 1996 and
1995, respectively.

5. NOTES PAYABLE TO BANK

    In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110,000,000 to $137,600,000. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate

                              SCHULER HOMES, INC.

5. NOTES PAYABLE TO BANK (CONTINUED)
based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of December 31, 1997, the Company met such financial ratios and covenants.

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

    The Company's notes payable at December 31, 1997 consist of borrowings under its credit facilities. At December 31, 1997, the Company's bank borrowings were at interest rates of prime (8.5%) and LIBOR plus 1.75%, (7.875% to 8.0%). At December 31, 1997, $46,523,000 of the Company's lines of credit is unused, of which $6,447,000 is restricted for outstanding but unused letters of credit.

    The interest amounts in this paragraph relate to notes payable to bank and others and the convertible subordinated debentures. The Company paid interest of approximately $11,644,000, $7,972,000 and $5,877,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Interest incurred during 1997, 1996 and 1995 was approximately $11,845,000, $7,865,000 and $5,833,000, respectively. All of such interest was capitalized to real estate inventories except for $2,985,000 and $270,000 in 1997 and 1996, respectively, which was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during 1997, 1996 and 1995 totaled $6,666,000, $3,247,000 and $3,430,000, respectively.

    The following information relates to notes payable to bank at December 31, 1997 and 1996 and interest thereon during the years then ended:

                                                                                   AVERAGE DAILY
                                           WEIGHTED AVERAGE     MAXIMUM AMOUNT        AMOUNT       WEIGHTED AVERAGE
                                           INTEREST RATE AT       OUTSTANDING       OUTSTANDING      INTEREST RATE
                                            END OF THE YEAR     DURING THE YEAR   DURING THE YEAR  DURING THE YEAR*
                                          -------------------  -----------------  ---------------  -----------------
1997....................................            7.9%        $   113,600,000    $ 104,739,000            7.7%
                                                   -----       -----------------  ---------------          -----
                                                   -----       -----------------  ---------------          -----
1996....................................            7.5%        $    68,467,000    $  54,529,000            7.5%
                                                   -----       -----------------  ---------------          -----
                                                   -----       -----------------  ---------------          -----

* Computed by dividing related interest charged by the average daily amount outstanding during the year.

                              SCHULER HOMES, INC.

6.  INCOME TAXES

    The following summarizes the provision for income taxes:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1997          1996           1995
                                                     ------------  -------------  ------------
Currently payable:
  Federal..........................................  $    343,000  $  (1,480,000) $  4,335,000
  State............................................       (61,000)      (271,000)      786,000
                                                     ------------  -------------  ------------
                                                          282,000     (1,751,000)    5,121,000
Deferred:
  Federal..........................................     2,843,000     (4,687,000)     (354,000)
  State............................................       509,000       (851,000)      (64,000)
                                                     ------------  -------------  ------------
                                                        3,352,000     (5,538,000)     (418,000)
                                                     ------------  -------------  ------------
Provision (credit) for income taxes................  $  3,634,000  $  (7,289,000) $  4,703,000
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1997          1996           1995
                                                     ------------  -------------  ------------
Provision (credit) for federal income taxes
  at the statutory rate............................  $  3,343,000  $  (6,559,000) $  4,237,000
Provision (credit) for state income taxes,
  net of (federal income tax benefits..............       290,000       (727,000)      470,000
Other..............................................         1,000         (3,000)       (4,000)
                                                     ------------  -------------  ------------
Provision (credit) for income taxes................  $  3,634,000  $  (7,289,000) $  4,703,000
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------

    Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary components of the Company's deferred income taxes relate to capitalized interest and inventory impairment losses (Note 3). At December 31, 1997, the total deferred tax liabilities (primarily resulting from capitalized interest) and total deferred tax assets (primarily resulting from inventory impairment losses) are $2,581,000 and $6,583,000, respectively.

    Income tax payments of $455,000, $585,000 and $5,750,000 were made during 1997, 1996 and 1995, respectively.

7.  RELATED PARTY TRANSACTIONS

    James K. Schuler, the Company's chief executive officer, was the Company's sole stockholder prior to the initial public offering and owns a majority of the common shares outstanding as of December 31, 1997 and 1996.

    The Company and an affiliate wholly-owned by Mr. Schuler, have a management agreement pursuant to which certain management and administrative personnel of the Company perform certain functions for

                              SCHULER HOMES, INC.

7.  RELATED PARTY TRANSACTIONS (CONTINUED)
the affiliate. The affiliate reimburses the Company on a quarterly basis for its cost of providing such services. During 1997, 1996 and 1995, $97,000, $116,000 and $109,000 was charged to the affiliate by the Company pursuant to this agreement. At December 31, 1997, $24,000, which was charged for the quarter then ended, is included in the amount due from affiliates. Such amount was subsequently paid in full by the affiliate.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During 1997, 1996 and 1995, legal fees of approximately $322,000, $60,000 and $110,000, respectively, to such firms were incurred by the Company.

    At December 31, 1997 and 1996, Mr. Schuler, as an individual, had notes receivable and accrued interest thereon totaling approximately $750,000 and $680,000, respectively, from a consultant to the Company.

    In connection with his consultation services relating to the acquisition of Melody, the Company paid a fee of $90,000 to Mr. Martin T. Hart, a member of the Company's Board of Directors.

8.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

    The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $89,000, $116,000, and $106,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

    In January 1992, the Company adopted a stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 1,000,000 shares of common stock may be granted from time to time to key employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.4%, 6.0% and 6.6%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 0.32, 0.33 and 0.33; and a weighted-average expected life of the option of 3.25 years, 4 years and 4 years.

    The Black-Scholes option valuation model used was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation

                              SCHULER HOMES, INC.

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED) models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying FASB Statement No. 123 on pro forma net income (loss) for 1997, 1996 and 1995 are not likely to be representative of the effects for future years, since the 1997, 1996 and 1995 pro forma net income (loss) amounts reflect expense for only one, two and three years vesting, respectively. The Company's pro forma information follows:

                                                        1997           1996           1995
                                                    ------------  --------------  ------------
Pro forma net income (loss).......................  $  5,122,000  $  (11,508,000) $  7,282,000
Pro forma net income (loss) per share:
  Basic...........................................  $       0.25  $        (0.56) $       0.35
  Diluted.........................................          0.25           (0.56)         0.35

    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                           1997                       1996                      1995
                                                 -------------------------  ------------------------  ------------------------
                                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                               EXERCISE                  EXERCISE                  EXERCISE
                                                  OPTIONS        PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                                 ----------  -------------  ---------  -------------  ---------  -------------
Outstanding--beginning of year.................     369,885    $      12      325,489    $      14      249,131    $      19
Granted........................................     523,501            6       88,500            6      157,150           10
Exercised......................................        (750)           6       --           --           --           --
Forfeited......................................    (281,551)          13      (44,104)          12      (80,792)          23
                                                 ----------          ---    ---------          ---    ---------          ---
Outstanding-end of year........................     611,085    $       6      369,885    $      12      325,489    $      14
                                                 ----------          ---    ---------          ---    ---------          ---
                                                 ----------          ---    ---------          ---    ---------          ---
Exercisable at end of year.....................      39,889    $      10      202,126    $      15      129,770    $      16
Weighted-average fair value of options granted
  during the year..............................  $     1.80                 $    2.15                 $    3.77

    Exercise prices for options outstanding as of December 31, 1997 ranged from $6 to $26. At December 31, 1997, there are 593,251 and 17,834 options outstanding with weighted average exercise prices of $6, and $15, respectively.

    In 1997, option holders were permitted to receive new options in exchange for certain of their existing outstanding options (covering up to an aggregate of approximately 271,000 shares of Common Stock). Options for 256,000 shares were exchanged in 1997 at a new exercise price of $5.625. The new options became subject to a new vesting schedule and the existing options were canceled.

                              SCHULER HOMES, INC.

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

10.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1997, the Company had under contract to purchase for approximately $5,450,000, land for future residential development. Those purchases were completed subsequent to December 31, 1997.

    Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

    One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of December 31, 1997, the Company has paid $660,000 and accrued $1,200,000, for a total of $1,860,000 related to the construction of 93 units in excess of 580.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele, alleging among other things material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. The complaint does not specify an amount of damages, but includes a claim for punitive damages. Although this litigation is at an early stage of discovery, based upon its current understanding of the lawsuit, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damage from the related claims. The Court has denied the motion to certify the class, and the litigation continues to be vigorously defended. A court date has a been set for April, 1999. If this lawsuit were decided adversely to the Company in all respects, it could have a material adverse effect on the Company's business, financial condition and operating results.

    The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

                              SCHULER HOMES, INC.

11.  NET INCOME (LOSS) PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which requires companies to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The employee stock options outstanding had no impact on the computation of diluted earnings per share. The convertible subordinated debentures were not included in the computation of diluted earnings per share because the effect would be antidilutive. The application of Statement No. 128 results in no change to earnings per share amounts previously presented for 1996 and 1995.

    Basic net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 were computed using the weighted average number of common shares outstanding during the period of 20,100,267, 20,583,860 and 20,874,177, respectively.

    The computation of diluted net income(loss) per share for the years ended December 31, 1997, 1996 and 1995 resulted in amounts greater than the basic net income (loss) per share. Accordingly, the basic net income (loss) per share is also presented as the diluted net income (loss) per share.

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

        Convertible subordinated debentures: The fair value of $50,313,000 for the Company's convertible subordinated debentures is based on the quoted market price of 87.5 at December 31, 1997.

        Interest rate swap: The estimated fair value at December 31, 1997 is a liability of approximately $197,000 and is based on a bank quote. Credit loss from counterparty nonperformance is not anticipated.

                              SCHULER HOMES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1997 and 1996 are presented in the following summary:

                                                            THREE MONTHS ENDED
                                            ---------------------------------------------------
                                             MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                                            -----------  ----------  ------------  ------------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
1997
Sales.....................................   $  49,958   $   52,457   $   61,057    $   66,152
Operating income (loss)...................       2,155        2,763        3,963         4,900
Pre-tax income (loss).....................       1,256        1,865        2,833         3,566
Net income (loss).........................         777        1,159        1,758         2,192
Earnings (loss) per share (diluted).......        0.04         0.06         0.09          0.11

1996
Sales.....................................   $  19,965   $   29,820   $   21,953    $   21,907
Operating income (loss)...................       1,391      (21,472)         742           673
Pre-tax income (loss).....................       1,552      (21,432)         787           418
Net income (loss).........................         948      (13,074)         485           255
Earnings (loss) per share (diluted).......        0.05        (0.63)        0.02          0.01

    Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year. Certain immaterial reclassifications have been made to the quarterly financial information to conform to the year end presentation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHULER HOMES, INC.

                                By:             /s/ JAMES K. SCHULER
                                     -----------------------------------------
                                                  James K. Schuler
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated: March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board,
     /s/ JAMES K. SCHULER         President and Chief
------------------------------    Executive Officer            March 27, 1998
       James K. Schuler           (principal executive
                                  officer)

     /s/ MICHAEL T. JONES
------------------------------  Executive Vice President of    March 27, 1998
       Michael T. Jones           Operations and Director

                                Senior Vice President of
     /s/ PAMELA S. JONES          Finance, Chief Financial
------------------------------    Officer and Director         March 27, 1998
       Pamela S. Jones            (principal financial
                                  officer)

                                Vice President of Finance,
   /s/ DOUGLAS M. TONOKAWA        Chief Accounting Officer
------------------------------    (principal accounting        March 27, 1998
     Douglas M. Tonokawa          officer)

      /s/ MARTIN T. HART
------------------------------  Director                       March 27, 1998
        Martin T. Hart

  /s/ BERT T. KOBAYASHI, JR.
------------------------------  Director                       March 27, 1998
    Bert T. Kobayashi, Jr.

   /s/ THOMAS A. BEVILACQUA
------------------------------  Director                       March 27, 1998
     Thomas A. Bevilacqua