Form 10-Q
period 1998-03-31
SCHULER HOMES INC
filed 1998-05-14
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                              --------------------------



                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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

          YES   X                        NO
              -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
        Class of Common Stock                   April 30, 1998
        ---------------------                   --------------
            $.01 par value                        20,103,843

--------------------------------------------------------------------------------

                                 SCHULER HOMES, INC.

                                        INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report....................   3

          Consolidated Balance Sheets - March 31, 1998 and
             December 31, 1997......................................   4

          Consolidated Statements of Income - Three months
             ended March 31, 1998 and 1997..........................   5

          Consolidated Statements of Cash Flows - Three
             months ended March 31, 1998 and 1997...................   6

          Notes to Consolidated Financial Statements................   7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........   10

PART II.  OTHER INFORMATION.........................................   16

SIGNATURES..........................................................   17

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         ERNST & YOUNG LLP


Honolulu, Hawaii
May 11, 1998

                                 SCHULER HOMES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                            March 31,1998   December 31, 1997
                                                            -------------   -----------------
                                                             (unaudited)
ASSETS

Cash and cash equivalents (restricted-Note 2)........       $  5,305,000      $  3,842,000
Receivables .........................................          1,203,000           880,000
Prepaid income taxes ................................            328,000         1,682,000
Amount due from affiliate (Note 5) ..................             25,000            24,000
Real estate inventories (Note 3) ....................        291,004,000       291,081,000
Investments in unconsolidated joint ventures.........         14,555,000        16,026,000
Deposits.............................................          3,578,000         1,691,000
Deferred offering costs, net.........................          1,114,000         1,171,000
Notes receivable (Note 2)............................          2,359,000         2,406,000
Deferred income taxes ...............................          4,501,000         4,002,000
Intangibles, net.....................................         13,561,000        13,742,000
Other assets.........................................          3,840,000         4,024,000
                                                            ------------      ------------
Total assets.........................................       $341,373,000      $340,571,000
                                                            ------------      ------------
                                                            ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.......................................     $  5,257,000      $ 12,805,000
Accrued expenses.......................................       12,163,000        13,207,000
Notes payable to bank (Notes 4 and 10).................       98,400,000        91,077,000
Notes payable to others................................        2,697,000         2,627,000
6-1/2% convertible subordinated debentures due 2003....       57,500,000        57,500,000
                                                            ------------      ------------

Total liabilities......................................      176,017,000       177,216,000

Commitments and contingencies (Notes 4 and 8)

Stockholders' equity (Note 9):
    Common stock, $.01 par value; 30,000,000 shares
       authorized; 20,874,927 shares issued at
       March 31, 1998 and December 31, 1997............          209,000           209,000
    Additional paid-in capital.........................       93,100,000        93,100,000
    Retained earnings..................................       77,047,000        75,046,000
    Treasury stock, at cost; 774,000 shares at
       March 31, 1998 and December 31, 1997 ...........      (5,000,000)        (5,000,000)
                                                            ------------      ------------

Total stockholders' equity.............................      165,356,000       163,355,000
                                                            ------------      ------------

Total liabilities and stockholders' equity.............     $341,373,000      $340,571,000
                                                            ------------      ------------
                                                            ------------      ------------

                               See accompanying notes.

                                 SCHULER HOMES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                                                          Three months ended March 31,
                                                         -----------------------------
                                                              1998            1997
                                                           -----------    -----------
                                                                  (unaudited)
Residential real estate sales..........................    $55,512,000    $49,995,000

Costs and expenses:
    Residential real estate sales......................     43,887,000     41,464,000
    Selling and commissions............................      3,920,000      3,463,000
    General and administrative.........................      3,770,000      2,920,000
                                                           -----------    -----------
        Total costs and expenses...........                 51,577,000     47,847,000

Income from unconsolidated joint ventures..............        358,000          7,000
                                                           -----------    -----------

    Operating income ..................................      4,293,000      2,155,000
Other income (expense).................................     (1,036,000)      (899,000)
                                                           -----------    -----------

   Income before provision for income taxes............      3,257,000      1,256,000
Provision for income taxes (Note 6)....................      1,256,000        479,000
                                                           -----------    -----------

   Net income .........................................    $ 2,001,000    $   777,000
                                                           -----------    -----------
                                                           -----------    -----------

Net income per share (Note 7):
   Basic and diluted...................................    $      0.10    $      0.04
                                                           -----------    -----------
                                                           -----------    -----------

                               See accompanying notes.

                                 SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                   1998           1997
                                                                              ------------    ------------
                                                                                      (unaudited)
OPERATING ACTIVITIES:
Net income ...............................................................    $  2,001,000    $    777,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense................................         731,000         539,000
     Income from unconsolidated joint ventures............................        (268,000)        (16,000)
     Sales financed by Company ...........................................             ---        (143,000)
     Principal payments of notes receivable...............................          94,000       1,447,000
 Changes in assets and liabilities, net of effects from
   purchase of Melody
Homes and Mortgage:
         (Increase) decrease in receivables...............................        (323,000)        142,000
         (Increase) decrease in prepaid income taxes......................       1,354,000          55,000
         (Increase) decrease in real estate inventories...................        (256,000)     (5,024,000)
         (Increase) decrease in deposits..................................      (1,886,000)        (87,000)
         (Increase) decrease in other assets..............................         128,000        (454,000)
         Increase (decrease) in accounts payable..........................      (7,548,000)     (3,607,000)
         Increase (decrease) in accrued expenses..........................      (1,091,000)      1,534,000
         Change in deferred income taxes..................................        (498,000)      1,371,000
                                                                              ------------    ------------



            Net cash provided by (used in) operating activities...........      (7,562,000)     (3,466,000)

INVESTING ACTIVITIES:
Payment for purchase of Melody Homes and Mortgage, net of cash acquired...             ---     (29,508,000)
Advances to unconsolidated joint ventures.................................         (53,000)        (44,000)
Repayments of advances to unconsolidated joint ventures...................          42,000          64,000
Capital distributions from unconsolidated joint ventures..................       1,750,000          48,000
Purchase of furniture, fixtures, and equipment............................         (93,000)       (298,000)
                                                                              ------------    ------------
          Net cash provided by (used in) investing activities.............       1,646,000     (29,738,000)

FINANCING ACTIVITIES:
Proceeds from bank borrowings.............................................      68,415,000      57,771,000
Principal payments on bank borrowings.....................................     (61,092,000)    (22,848,000)
Advances to affiliate.....................................................         (25,000)        (27,000)
Repayment of advances to affiliate........................................          24,000          26,000
Net decrease in deferred offering costs...................................          57,000          57,000
                                                                              ------------    ------------
         Net cash provided by (used in) financing activities..............       7,379,000      34,979,000
                                                                              ------------    ------------

Increase (decrease) in cash...............................................       1,463,000       1,775,000
Cash and cash equivalents (restricted) at beginning of period.............       3,842,000       1,619,000
                                                                              ------------    ------------
Cash and cash equivalents (restricted) at end of period...................    $  5,305,000    $  3,394,000
                                                                              ------------    ------------
                                                                              ------------    ------------

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

     These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1997 contained in the Company's 1997 annual report on Form 10-K.

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

     Certain amounts in the Consolidated Statements of Cash Flows for the quarter ended March 31, 1997 have been reclassified to conform to the 1998 presentation.

2.   Notes Receivable

     Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots.The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to home buyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is satisfied. In March 1997, the Company sold second mortgage notes of approximately $2,500,000, resulting in the recognition of sales and gross profit of approximately $11,303,000 and $817,000 (net of discount and collection reserve relating to sale), respectively (includes five sales which closed during the first quarter of 1997). The collection reserve results in a restriction on the Company's cash in the amount of approximately $506,000.

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

     Real estate inventories at March 31, 1998 consist of the following:

       Unimproved land held for future development............ $    48,912,000
       Development projects in progress.......................     201,494,000
       Completed inventory (including lots held for sale).....      40,598,000
                                                               ---------------
                                                               $   291,004,000
                                                               ---------------
                                                               ---------------

     Completed inventory includes residential units which are substantially ready for occupancy.

4.   Notes Payable to Bank

     At March 31, 1998, $39,200,000 of the Company's line of credit is unused, of which $3,209, 000 is restricted as to withdrawal for outstanding but unused letters of credit.

     In March 1997, the Company amended its Credit Agreement, increasing the unsecured revolving line of credit facility from $110,000,000 to $137,600,000. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. At March 31, 1998, the Company's outstanding borrowings were at interest rates of LIBOR plus 1.75% (7.5%) and prime plus 0% (8.5%). The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

     The Company paid interest (relating to notes payable to bank, notes payable to others and the convertible subordinated debentures) of approximately $3,701,000 during the quarter ended March 31, 1998. Interest incurred during the quarter ended March 31, 1998 totaled $2,942,000, of which approximately $2,116,000 was capitalized to real estate inventories and approximately $826,000 was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the quarters ended March 31, 1998 and 1997 totaled $1,694,000 and $1,466,000, respectively.

5.   Related Party Transactions

     The Company charged $25,000 for the quarter ended March 31, 1998 to James
     K. Schuler & Associates, Inc. (an affiliate) under the management agreement entered into between the Company and James K. Schuler & Associates, Inc., pursuant to which certain management and administrative personnel of the Company will perform certain functions for James K. Schuler & Associates, Inc., to be reimbursed by James K. Schuler & Associates, Inc. At March 31, 1998, the $25,000 was included in Amount Due from Affiliate. Subsequent to March 31, 1998, the receivable was paid in full.

     From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended March 31, 1998, legal fees of approximately $103,000 to such firms were incurred by the Company.

6.   Income Taxes

     During the three months ended March 31, 1998, the Company made income tax payments of $400,000.

7.   Net Income Per Share

     Basic net income per share for the quarters ended March 31, 1998 and 1997 were computed using the weighted average number of common shares outstanding during the quarters of 20,100,927 and 20,100,177, respectively.

     The computation of diluted net income per share for the quarters ended March 31, 1998 and 1997 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.

8.   Commitments and Contingencies

     At March 31, 1998, the Company had under contract to purchase for approximately $8,880,000, land for residential development.

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. The complaint does not specify an amount of damages, but includes a claim for punitive damages. Although this litigation is at an early stage of discovery, based on its current understanding of the lawsuit, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims. The Court has denied the motion to certify the class and the litigation continues to be vigorously defended.
     A court date has been set for April 1999. If this lawsuit were decided adversely to the Company in all material respects, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

9.   Stockholders' Equity

     During March of 1998, options to purchase 183,850 shares of common stock were approved to be granted.

10.  Subsequent Events

     On May 6, 1998, the Company consummated its offering of $100,000,000 aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97,300,000 (net of discounts and estimated offering costs of approximately $2,700,000). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method.

     In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes.

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

OVERVIEW

     Schuler Homes, Inc. designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in five geographic markets: Colorado, Hawaii, Northern California, Oregon and Washington.

     For the quarter ended March 31, 1998, sales of residential real estate (revenue) were $55.5 million and operating income was $4.3 million, compared to revenues of $50.0 million and operating income of $2.2 million during the first quarter last year. Net income was $2.0 million ($0.10 per share) for the quarter ended March 31, 1998, compared to net income of $777,000 ($0.04 per
share) during the 1997 first quarter.   From the first quarter of 1997 to the
first quarter of 1998, revenues grew 11.0%, net income grew 157.5%, the number of units closed increased from 240 to 390 and gross profit and operating margins improved.

     On May 6, 1998, the Company consummated its offering of $100 million aggregate principal amount of 9% Senior Notes due 208. The Company received net proceeds from the offering of approximately $97.3 million (net of discounts and estimated offering costs of approximately $2.7 million). The Company used such net proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. In April 1998, the Company amended certain portions of its Revolving Credit Facility to provide for the issuance of the senior Notes.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.

                                                                                   % Change in Dollar Amounts
                                                  Three months ended March 31,                From
                                                        1998           1997              1997 to 1998
                                                        ----           ----              ------------
Residential real estate sales...................       100.0%         100.0%                  11.0%

Costs and expenses:
    Residential real estate sales...............        79.1           82.9                    5.8
    Selling and commissions.....................         7.0            6.9                   13.2
    General and administrative..................         6.8            5.8                   29.1
                                                      ------         ------
              Total costs and expenses..........        92.9           95.6                    7.8

Income from unconsolidated joint ventures.......         0.6            0.0                5,014.3
                                                      ------         ------
    Operating income............................         7.7            4.4                   99.2
Other income (expense)..........................        (1.8)          (1.8)                  15.2
                                                      ------         ------
    Income before provision for income taxes....         5.9            2.6                  159.3
Provision for income taxes......................         2.3            1.0                  162.2
                                                      ------         ------
    Net income..................................         3.6%           1.6%                 157.5
                                                      ------         ------
                                                      ------         ------

RESIDENTIAL REAL ESTATE SALES

     The Company's sales of residential real estate for the quarter ended March 31, 1998 were approximately $55.5 million as compared to approximately $50.0 million during the quarter ended March 31, 1997. This represents an increase of approximately $5.5 million or 11.0%. The increase in revenues reflects a larger number of unit sales closed in the first quarter of 1998 relative to the first quarter of 1997, partially offset by a decrease in average sales prices. The increased number of unit closings came primarily from the Colorado division (acquired January of 1997), partially offset by lower unit closings in the Hawaii division. The Company's average sales price per unit declined to $170,000, a 3.4% decline from an average sales price per unit of $176,000. The decrease in the average sales price per unit was primarily attributable to the lower average sales prices of homes in Colorado relative to Hawaii. During the first quarter of 1997, the Company recognized $10.1 million of deferred revenue related to 53 of the 70 sales that closed in 1996 pursuant to the Company's zero-down sales program, in which the Company provided new home buyers with second mortgages of up to 20% of the purchase price. Revenue and profit recognition on these zero-down sales were deferred until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997 when the second mortgages were sold.

     The following table sets forth the number of sales closed during the quarters ended March 31, 1998 and 1997, which includes closings of homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the sales closed at projects developed by the Company's joint ventures in Hawaii and Washington.

                                        Three months ended March 31
                                            1998            1997
                                            ----            ----
Consolidated:
  Colorado                                   242            167
  Hawaii (1)                                  59             68
  Northern California                         15            ---
  Oregon                                      10            ---
                                             ---            ---
     Total Consolidated                      326            235
Unconsolidated Joint Ventures:
  Hawaii (2)                                   3              5
  Washington (3)                              61            ---
                                             ---            ---

Total                                        390            240
                                             ---            ---
                                             ---            ---

(1) Includes homes and lots sold and closed pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $0.7 million of revenues associated with 4 "zero-down" closings were deferred during the first three months of 1997 until the related notes receivable are paid in full. There were no "zero-down" closings in the first quarter of 1998.
(2) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii, Iao Partners and Waiakoa Estates Subdivision Joint Venture.
(3) Reflects 100% of the information with respect to Stafford Homes, in which the Company acquired a 49% interest in July, 1997.


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

     Cost of residential real estate sales increased from approximately $41.5 million during the quarter ended March 31, 1997 to approximately $43.9 million during the same period in 1998, representing an increase of approximately $2.4 million or 5.8%. This increase reflects a higher level of unit and dollar sales closed the first quarter of 1998 relative to the first quarter of 1997. As a percentage of revenues, cost of residential real estate sold decreased to 79.1% from 82.9%. This decrease is largely attributable to higher average selling prices in the Company's Colorado operation and higher gross margins in the Company's Hawaiian operation due to lower recognition of deferred revenues pursuant to the Company's "zero-down" sales program.

     Total interest incurred during the quarters ended March 31, 1998 and 1997 was approximately $2.9 million and $2.8 million, respectively. Of the amounts incurred, approximately $826,000 and $667,000 was expensed currently (included in Other Expense) in the first quarters of 1998 and 1997, respectively, and the
remaining interest incurred was capitalized to development projects.   Interest
capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through cost of residential real estate sales, totaled $1.7 million and $1.5 million during the quarters ended March 31, 1998 and 1997, respectively.

     Average debt outstanding was approximately $163.1 million and $155.6 million during the first quarters of 1998 and 1997, respectively. The Company's average interest rate on its debt for the quarters ended March 31, 1998 and 1997 was approximately 7.3% and 7.4%, respectively. The Company's notes payable bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Sales and marketing costs represented approximately 7.0% and 6.9% of sales of residential real estate during the quarters ended March 31, 1998 and 1997, respectively.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and administrative expenses increased by $850,000 during the first quarter of 1998 as compared to the same period in 1997 primarily due to expansion at the Company's U. S. mainland divisions. As a percentage of sales, general and administrative expense increased from 5.8% during the quarter ended March 31, 1997 to 6.8% during the quarter ended March 31, 1998, which is a result of the same items mentioned in the preceding sentence.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from unconsolidated joint ventures represents the Company's 49% interest in the operations of Stafford and its 50% interest in the operations of two joint ventures in Hawaii. The increase in this income from the first three months of 1997 to the same period in 1998 is primarily the result of the acquisition of the 49% interest in Stafford in July 1997.

OTHER INCOME (EXPENSE)

     Other income (expense) represents (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and of a covenant-not-to-compete, both as a result of the Melody Homes acquisition; less interest income. The increase in other expense of $137,000 from the first three months of 1997 to the comparable period in 1998 is primarily due to an increase in interest expense.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the first quarters of 1998 and 1997 was approximately 38.6% and 38.1%, respectively.

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

     The following table sets forth the Company's backlog for both homes and residential lots at March 31, 1998 and 1997, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's joint ventures in Hawaii and Washington.

                                     March 31, 1998         March 31, 1997
                                     --------------         --------------
                                             Aggregate             Aggregate
                                   Number   Sales Value   Number  Sales Value
                                   ------   -----------   ------  -----------
Consolidated:
  Colorado                           340   $ 53,084,000    361    $53,701,000
  Hawaii                              85     24,970,000     96     23,755,000
  Northern California                 21      2,995,000    ---            ---
  Oregon                              22      4,319,000    ---            ---
                                     ---   ------------    ---    -----------
    Total Consolidated               468     85,368,000    457     77,456,000
Unconsolidated Joint Ventures:
  Hawaii                               5        585,000     11      1,413,000
  Washington                          80     19,564,000    ---            ---
                                     ---   ------------    ---    -----------

     Total                           553   $105,517,000    468    $78,869,000
                                     ---   ------------    ---    -----------
                                     ---   ------------    ---    -----------

     The average sales prices of the homes and lots comprising backlog for consolidated projects at March 31, 1998 and 1997 were $182,000 and $169,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses it liquidity and capital resources to, among other things,
(i) support its operations including its inventories of homes, home sites and land; (ii) provide working capital; (iii) fund market expansion, including acquisitions, investments in and advances to joint ventures, and start-up operations; and (iv) make interest payments on outstanding debt.

CAPITAL RESOURCES

     The Company anticipates continuing to acquire land for use in its future homebuilding operations including finished lots and partially developed land. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive.

     In connection with the purchase of its 49% interest in Stafford, the Company entered into an agreement to make loans available to Stafford in an aggregate principal amount of up to $5.0 million (of which $1.5 million was outstanding on March 31, 1998). In addition, the Company has an option to purchase the remaining 51% interest in Stafford based on a pre-determined formula, subject to certain contingencies. If the Company acquired a majority interest in Stafford, which may occur as early as January 1999, the Company may refinance or assume Stafford's existing debt. As of March 31, 1998, Stafford's total assets were approximately $35.3 million and notes payable were approximately $24.1 million, of which $1.5 million was outstanding to the Company.

     The Company anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business, or general economic conditions, occur as a result of the various risk factors described elsewhere herein and in the Company's Annual Report on Form 10-K, in particular, increases in interest rates.

LINES OF CREDIT AND NOTES PAYABLE

     In March 1997, the Company amended its Revolving Credit Facility, increasing the amount of the Revolving Credit Facility from $110.0 million to $137.6 million. The Revolving Credit Facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. At April 30, 1998 and March 31, 1998, the Company had bank notes payable of approximately $110.8 million and $98.4 million, respectively.

     On May 6, 1998, the Company consummated its offering of $100 million aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97.3 million (net of discounts and estimated offering costs of approximately $2.7 million). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes.

     At April 30, 1998, the Company has a commitment to purchase a parcel of land for approximately $2.2 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcel. The Company intends to consummate the purchase of the land parcel in 1998. However, no assurances can be given that the purchase will be completed.

     The Company has no material off-balance sheet financing arrangements that would tend to affect future liquidity. The Company believes that cash flow from operations and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company may need to raise additional funds in order to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of debt or equity securities, bank debt, or otherwise. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

                                 SCHULER HOMES, INC.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. The complaint does not specify an amount of damages, but includes a claim for punitive damages. Although this litigation is at an early stage of discovery, based on its current understanding of the lawsuit, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims. The Court has denied the motion to certify the class and the litigation continues to be vigorously defended.
     A court date has been set for April 1999. If this lawsuit were decided adversely to the Company in all material respects, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

Items 2 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.


     Exhibit
     Number              Document Description
     ------              --------------------
     4.4                 Indenture between the Company and U.S. Trust Company of
                         California, N.A., as Trustee, dated as of May 6, 1998.

     4.5                 Form of Senior Notes (included in Exhibit 4.4).

     10.1 Second Amendment to Loan Documents between the Company, certain Banks, First Hawaiian Bank and Bank of America
                         NT & SA, dated April 29, 1998.

     10.2                Guaranty between the Company, certain Banks, First
                         Hawaiian Bank and Bank of America NT & SA, dated April
                         29, 1998.

     10.3                Release of Negative Pledge Agreement between the
                         Company, certain Banks, First Hawaiian Bank, dated
                         April 29, 1998.

     27                  Financial Data Schedule.

(b) Reports on Form 8-K. Current reports on Form 8-K dated April 16, 1998 and May 6, 1998.

                                 SCHULER HOMES, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        SCHULER HOMES, INC.



Date:  May 11, 1998                        By:  /s/ James K. Schuler
                                               ----------------------------
                                                James K. Schuler
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer
                                                (principal executive officer)



Date:  May 11, 1998                         By:  /s/ Pamela S. Jones
                                               ----------------------------
                                                Pamela S. Jones
                                                Senior Vice President of
                                                Finance, Chief Financial
                                                Officer and Director (principal
                                                financial officer)



Date:  May 11, 1998                          By:  /s/ Douglas M. Tonokawa
                                               ----------------------------
                                                Douglas M. Tonokawa
                                                Vice President of Finance,
                                                Chief Accounting Officer
                                               (principal accounting officer)