Form 10-Q
period 1998-06-30
SCHULER HOMES INC
filed 1998-08-13
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                               -----------------------


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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

          YES   X                                   NO
              -----                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
        Class of Common Stock                               July 31, 1998
        ---------------------                               -------------
           $.01 par value                                     20,107,450



--------------------------------------------------------------------------------

                                SCHULER HOMES, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report......................   3

          Consolidated Balance Sheets - June 30, 1998 and
             December 31, 1997........................................   4

          Consolidated Statements of Income - Three and six months
             ended June 30, 1998 and 1997.............................   5

          Consolidated Statements of Cash Flows - Six
             months ended June 30, 1998 and 1997......................   6

          Notes to Consolidated Financial Statements..................   7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations............  10

PART II.  OTHER INFORMATION...........................................  17

SIGNATURES............................................................  19

                        INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of June 30, 1998, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                     ERNST & YOUNG LLP


Honolulu, Hawaii
August 10, 1998

                              SCHULER HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,1998       December 31, 1997
                                                                                       ------------       -----------------
                                                                                       (unaudited)
 ASSETS
 Cash and cash equivalents (restricted-Note 2)...................................    $     5,182,000       $    3,842,000
 Receivables.....................................................................          1,029,000              880,000
 Prepaid income taxes............................................................          1,036,000            1,682,000
 Real estate inventories (Note 3)................................................        311,930,000          291,081,000
 Investments in unconsolidated joint ventures....................................         19,313,000           16,026,000
 Deposits........................................................................          3,504,000            1,691,000
 Deferred offering costs, net (Note 9)...........................................          2,147,000            1,171,000
 Notes receivable (Note 2).......................................................          2,584,000            2,406,000
 Deferred income taxes...........................................................          4,106,000            4,002,000
 Intangibles, net................................................................         13,380,000           13,742,000
 Other assets....................................................................          3,402,000            4,048,000
                                                                                           ---------            ---------

 Total assets....................................................................     $  367,613,000       $  340,571,000
                                                                                      --------------       --------------
                                                                                      --------------       --------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable................................................................         14,463,000       $   12,805,000
 Accrued expenses................................................................         14,706,000           13,207,000
 Notes payable to bank (Note 4)..................................................         13,350,000           91,077,000
 Notes payable to others.........................................................            918,000            2,627,000
 6-1/2% convertible subordinated debentures due 2003.............................         57,500,000           57,500,000
 9% senior notes due 2008 (Note 9)...............................................         98,432,000                  ---
                                                                                          ----------           ----------

 Total liabilities...............................................................        199,369,000          177,216,000

 Commitments and contingencies (Notes 4 and 8)

 Stockholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;  20,881,044 and 20,874,927 shares issued at June 30, 1998 and December 31, 1997,
      respectively...............................................................            209,000              209,000
    Additional paid-in capital...................................................         93,136,000           93,100,000
    Retained earnings............................................................         79,899,000           75,046,000
    Treasury stock, at cost; 774,000 shares at June 30, 1998 and
      December 31, 1997..........................................................         (5,000,000)          (5,000,000)
                                                                                          -----------          -----------

 Total stockholders' equity......................................................        168,244,000          163,355,000
                                                                                         -----------          -----------

 Total liabilities and stockholders' equity......................................     $  367,613,000       $  340,571,000
                                                                                      --------------       --------------
                                                                                      --------------       --------------


                             See accompanying notes.

                              SCHULER HOMES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                             Three months ended June 30,            Six months ended June 30,
                                                             ---------------------------            -------------------------
                                                               1998               1997                1998               1997
                                                               ----               ----                ----               ----
                                                                    (unaudited)                             (unaudited)
 Residential real estate sales.....................      $  67,433,000       $  52,457,000       $ 122,945,000      $ 102,452,000

 Costs and expenses:
    Residential real estate sales..................         53,971,000          42,021,000          97,858,000         83,485,000
    Selling and commissions........................          4,672,000           4,303,000           8,592,000          7,766,000
    General and administrative.....................          3,750,000           3,379,000           7,520,000          6,299,000
                                                         -------------       -------------       -------------      -------------
       Total costs and expenses....................         62,393,000          49,703,000         113,970,000         97,550,000

 Income from unconsolidated joint ventures.........            438,000               9,000             796,000             16,000
                                                         -------------       -------------       -------------      -------------

    Operating income ..............................          5,478,000           2,763,000           9,771,000          4,918,000
 Other income (expense)............................           (838,000)           (898,000)         (1,874,000)        (1,797,000)
                                                         -------------       -------------       -------------      -------------

    Income before provision for income taxes.......          4,640,000           1,865,000           7,897,000          3,121,000
 Provision for income taxes (Note 6)...............          1,788,000             706,000           3,044,000          1,185,000
                                                         -------------       -------------       -------------      -------------

    Net income ....................................      $   2,852,000       $   1,159,000       $   4,853,000      $   1,936,000
                                                         -------------       -------------       -------------      -------------
                                                         -------------       -------------       -------------      -------------

 Net income per share (Note 7):
    Basic and diluted..............................      $        0.14       $        0.06       $        0.24      $        0.10
                                                         -------------       -------------       -------------      -------------
                                                         -------------       -------------       -------------      -------------


                            See accompanying notes.

                              SCHULER HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six months ended June 30,
                                                                                          -------------------------
                                                                                            1998               1997
                                                                                            ----               ----
                                                                                                  (unaudited)

 OPERATING ACTIVITIES:
 Net income .....................................................................     $    4,853,000       $   1,936,000
 Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization expense......................................          1,545,000             573,000
      (Income) loss from unconsolidated joint ventures...........................           (707,000)              7,000
      Sales financed by Company .................................................                ---            (262,000)
      Principal payments of notes receivable.....................................            121,000           1,615,000
 Changes in assets and liabilities, net of effects from purchase of Melody
   Homes and Mortgage:
        (Increase) decrease in receivables.......................................           (149,000)            619,000
        (Increase) decrease in prepaid income taxes..............................            646,000            (206,000)
        (Increase) decrease in real estate inventories...........................        (21,737,000)        (13,860,000)
        (Increase) decrease in deposits..........................................         (1,813,000)            283,000
        (Increase) decrease in other assets......................................            506,000          (1,032,000)
        Increase (decrease) in accounts payable..................................          1,658,000          (3,004,000)
        Increase (decrease) in accrued expenses..................................          1,200,000           2,344,000
        Change in deferred income taxes..........................................           (104,000)          2,121,000
                                                                                      --------------       -------------
          Net cash provided by (used in) operating activities....................        (13,981,000)         (8,866,000)

 INVESTING ACTIVITIES:
 Payment for purchase of Melody Homes and Mortgage, net of cash acquired.........                ---         (29,508,000)
 Advances to unconsolidated joint ventures.......................................         (5,109,000)           (122,000)
 Repayments of advances to unconsolidated joint ventures.........................             59,000              70,000
 Capital distributions from unconsolidated joint ventures........................          2,470,000                 ---
 Purchase of furniture, fixtures, and equipment..................................           (155,000)           (344,000)
                                                                                      --------------       -------------
          Net cash provided by (used in) investing activities....................         (2,735,000)        (29,904,000)

 FINANCING ACTIVITIES:
 Proceeds from bank borrowings...................................................        163,371,000         105,191,000
 Principal payments on bank borrowings...........................................       (241,098,000)        (67,648,000)
 Principal payments on notes payable to others...................................         (1,709,000)                ---
 Net (increase) decrease in deferred offering costs..............................           (976,000)            114,000
 Proceeds from issuance of senior notes, net of discount.........................         98,408,000                 ---
 Net decrease in discount on issuance of senior notes............................             24,000                 ---
 Proceeds from issuance of common stock from exercise of stock options...........             36,000                 ---
                                                                                      --------------       -------------
          Net cash provided by (used in) financing activities....................         18,056,000          37,657,000
                                                                                      --------------       -------------

 Increase (decrease) in cash.....................................................          1,340,000          (1,113,000)
 Cash and cash equivalents (restricted) at beginning of period...................          3,842,000           1,619,000
                                                                                      --------------       -------------
 Cash and cash equivalents (restricted) at end of period.........................     $    5,182,000       $     506,000
                                                                                      --------------       -------------
                                                                                      --------------       -------------


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

    Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the 1998 presentation.


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

    Real estate inventories at June 30, 1998 consist of the following:

       Unimproved land held for future development...........   $  37,567,000
       Development projects in progress......................     236,825,000
       Completed inventory (including lots held for sale)....      37,538,000
                                                                -------------
                                                                $ 311,930,000
                                                                -------------
                                                                -------------

    Completed inventory includes residential units which are substantially ready for occupancy.


4.  Notes Payable to Bank

    At June 30, 1998, $124,250,000 of the Company's line of credit is unused, of which $2,641,000 is restricted as to withdrawal for outstanding but unused letters of credit.

    Effective July 1, 1998, the Company reduced the amount of its Revolving Credit Facility, from $137,600,000 to $97,600,000. The facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing.
    Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. At June 30, 1998, the Company's outstanding borrowings were at interest rates of LIBOR plus 1.75% (7.44%) and prime plus 0% (8.5%). The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes (see Note 9).

    The Company paid interest (relating to notes payable to bank, notes payable to others and the convertible subordinated debentures) of approximately $1,385,000 during the quarter ended June 30, 1998. Interest incurred during the quarter ended June 30, 1998 totaled $3,378,000, of which approximately $2,764,000 was capitalized to real estate inventories and approximately $614,000 was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the quarters ended June 30, 1998 and 1997 totaled $2,281,000 and $1,435,000, respectively.


5.  Related Party Transactions

    From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended June 30, 1998 and 1997, legal fees of approximately $196,000 and $33,000, respectively, to such firms were incurred by the Company.


6.  Income Taxes

    During the three months ended June 30, 1998, the Company made income tax payments of $2,115,000.


7.  Net Income Per Share

    Basic net income per share for the quarter and six months ended June 30, 1998 were computed using the weighted average number of common shares outstanding during the periods of 20,104,653 and 20,102,800, respectively. Basic net income per share for the quarter and six months ended June 30, 1997 were computed using the weighted average number of common shares outstanding during the periods of 20,100,177.

    The computation of diluted net income per share for the quarters and six month periods ended June 30, 1998 and 1997 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.


8.  Commitments and Contingencies

    At June 30, 1998, the Company had under contract to purchase for approximately $3,165,000, land for residential development.

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


9.  Senior Notes

    On May 6, 1998, the Company consummated its offering of $100,000,000 aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97,300,000 (net of discounts and estimated offering costs of approximately $2,700,000). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. The Company offered to exchange its Senior Notes for new notes evidencing the same debt as the Senior Notes, which were registered pursuant to Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission on July 6, 1998.


10. Stockholders' Equity

    On July 31, 1998, the Company filed a Form S-8 Registration Statement with U.S. Securities and Exchange Commission to register 500,000 shares of the Company's common stock for issuance under the Company's Employee Stock Purchase Plan.

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

     For the quarter ended June 30, 1998, sales of residential real estate (revenue) were $67.4 million and operating income was $5.5 million, compared to revenues of $52.5 million and operating income of $2.8 million during the second quarter of 1997. Net income was $2.9 million ($0.14 per share) for the quarter ended June 30, 1998, compared to net income of $1.2 million ($0.06 per share)
during the 1997 second quarter.   From the second quarter of 1997 to the second
quarter of 1998, revenues grew 28.5%, net income grew 146.1%, the number of units closed increased from 336 to 433 and gross profit and operating margins improved.

     On May 6, 1998, the Company consummated its offering of $100 million aggregate principal amount of 9% Senior Notes due 2008. The Company received net proceeds from the offering of approximately $97.3 million (net of discounts and estimated offering costs of approximately $2.7 million). The Company used such net proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. In April 1998, the Company amended certain portions of its Revolving Credit Facility to provide for the issuance of the Senior Notes.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.

                                                                            % Change in Dollar Amounts
                                               Three months ended June 30,             From
                                                    1998        1997               1997 to 1998
                                                    ----        ----               ------------
 Residential real estate sales................     100.0%      100.0%                  28.5%

 Costs and expenses:
   Residential real estate sales..............      80.0        80.1                   28.4
   Selling and commissions....................       6.9         8.2                    8.6
   General and administrative.................       5.6         6.4                   11.0
                                                   -----       -----
       Total costs and expenses...............      92.5        94.7                   25.5

 Income from unconsolidated joint ventures....       0.6        ----                  4,766.7
                                                   -----       -----

   Operating income...........................       8.1         5.3                   98.3
 Other income (expense).......................      (1.2)       (1.7)                  (6.7)
                                                   -----       -----

   Income before provision for income taxes...       6.9         3.6                  148.8
 Provision for income taxes...................       2.7         1.4                  153.3
                                                   -----       -----
   Net income.................................       4.2%        2.2%                 146.1
                                                   -----       -----
                                                   -----       -----

                                                                              % Change in Dollar Amounts
                                                  Six months ended June 30,              From
                                                      1998        1997               1997 to 1998
                                                      ----        ----               ------------
 Residential real estate sales..................     100.0%      100.0%                  20.0%

 Costs and expenses:
    Residential real estate sales...............      79.6        81.5                   17.2
    Selling and commissions.....................       7.0         7.6                   10.6
    General and administrative..................       6.1         6.1                   19.4
                                                     -----       -----
        Total costs and expenses................      92.7        95.2                   16.8

 Income from unconsolidated joint ventures......       0.6          --                  4,875.0
                                                     -----       -----

       Operating income.........................       7.9         4.8                   98.7
 Other income (expense).........................      (1.5)       (1.8)                   4.3
                                                     -----       -----

    Income before provision for income taxes....       6.4         3.0                  153.0
 Provision for income taxes.....................       2.5         1.1                  156.9
                                                     -----       -----
    Net income..................................       3.9%        1.9%                 150.7
                                                     -----       -----
                                                     -----       -----

RESIDENTIAL REAL ESTATE SALES

The Company's sales of residential real estate (revenues) for the quarter ended June 30, 1998 were approximately $67.4 million as compared to approximately $52.5 million during the quarter ended June 30, 1997. This represents an increase of approximately $15.0 million or 28.5%. The increase in revenues reflects a larger number of unit sales closed in the second quarter of 1998 relative to the second quarter of 1997, coupled with an increase in average sales prices. The increased number of unit closings came primarily from increases in the Hawaii, Northern California and Oregon divisions. The Company's average sales price per unit closed in the "consolidated" projects (see table below) increased to $182,000, a 12.3% increase from an average sales price per unit of $162,000. The increase in the average sales price per unit was primarily attributable to the higher average sales prices of homes in Colorado and Hawaii during the second quarter of 1998, as compared to the second quarter of 1997. The increase in Hawaii is due primarily to a difference in product mix between the periods.

The Company's sales of residential real estate (revenues) were approximately $122.9 million for the six months ended June 30, 1998, compared to $102.5 million during the same period in 1997, an increase of 20.0%. The increase is attributable to the increase in the number and average sales price of unit sales closed during the first six months of 1998 compared to the first six months of 1997. The average sales price per unit closed was $177,000 during the six months ended June 30, 1998, compared to $176,000 during the six months ended June 30, 1997. During the first quarter of 1997, the Company recognized $10.1 million of deferred revenue related to 53 of the 70 sales that closed in 1996 pursuant to the Company's zero-down sales program, in which the Company provided new home buyers with second mortgages of up to 20% of the purchase price. Revenue and profit recognition on these zero-down sales were deferred until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997 when the second mortgages were sold.

    The following table sets forth the number of sales closed during the quarters ended June 30, 1998 and 1997, which includes closings of homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the sales closed at projects developed by the Company's joint ventures in Hawaii and Washington.

                                Three months ended June 30,  Six months ende June 30,
                                     1998        1997           1998         1997
                                     ----        ----           ----         ----
 Consolidated:
   Colorado                          243          247            485          414
   Hawaii (1)                         94           84            153          152
   Northern California                20          ---             35          ---
   Oregon                             14          ---             24          ---
                                    -----        -----          -----        -----
     Total Consolidated              371          331            697          566

 Unconsolidated Joint Ventures:
   Hawaii (2)                          7            5             10           10
   Washington (3)                     55          ---            116          ---
                                    -----        -----          -----        -----

 Total                               433          336            823          576
                                    -----        -----          -----        -----
                                    -----        -----          -----        -----


(1) Includes homes and lots sold and closed pursuant to the Company's "zero-down" sales program in Hawaii. The revenues associated with one "zero-down" closing were deferred during the first three and six months of 1998 until the related notes receivable are paid in full. There were 7 and 11 "zero-down" closings in the three and six months ended June 30, 1997, respectively.
(2) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii, Iao Partners and Waiakoa Estates Subdivision Joint Venture.
(3) Reflects 100% of the information with respect to Stafford Homes, in which the Company acquired a 49% interest in July, 1997.


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

     Cost of residential real estate sales increased from approximately $42.0 million during the quarter ended June 30, 1997 to approximately $54.0 million during the same period in 1998, representing an increase of approximately $12.0 million or 28.4%. This increase reflects a higher level of unit and dollar sales closed during the second quarter of 1998 relative to the second quarter of 1997. As a percentage of revenues, cost of residential real estate sold decreased to 80.0% from 80.1%. This decrease is largely attributable to higher average selling prices and increased profit margins in the Company's Colorado operation, offset in part by a larger component of total closings in the 1998 second quarter being derived from the divisions with lower profit margins than the Colorado division.

   The cost of residential real estate sold increased to approximately $97.9 million during the six months ended June 30, 1998 from approximately $83.5 million during the same period in 1997, representing an increase of approximately $14.4 million or 17.2%, primarily reflecting the larger volume of home sales closed in 1998 as compared to 1997.

     The cost of residential real estate sold as a percentage of sales decreased to 79.6% for the six months ended June 30, 1998 from 81.5% for the six months ended June 30, 1997. The decrease in the cost of residential real estate sold as a percentage of sales reflects higher margins realized by the Colorado division and higher margins in the Company's Hawaiian operation due to lower recognition of deferred revenues pursuant to the Company's "zero-down" sales program.

     Total interest incurred during the quarters ended June 30, 1998 and 1997 was approximately $3.4 million and $3.0 million, respectively. Of the amounts incurred, approximately $614,000 and $706,000 was expensed currently (included in Other Expense) in the second quarters of 1998 and 1997, respectively, and the remaining interest incurred was capitalized to
development projects.   Interest capitalized to projects is expensed through
cost of residential real estate sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through cost of residential real estate sales, totaled $2.3 million and $1.4 million during the quarters ended June 30, 1998 and 1997, respectively.

     Average debt outstanding was approximately $172.0 million and $164.4 million during the second quarters of 1998 and 1997, respectively. The Company's average interest rate on its debt for the quarters ended June 30, 1998 and 1997 was approximately 7.9% and 7.3%, respectively. The increase from 7.3% to 7.9% is due primarily to the issuance of the Senior Notes at a 9% interest rate. The Company's notes payable to banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Selling costs and commissions represented approximately 6.9% and 8.2% of sales of residential real estate during the quarters ended June 30, 1998 and 1997, respectively. Selling costs and commissions represented approximately 7.0% and 7.6% of sales of residential real estate during the six months ended June 30, 1998 and 1997, respectively. These decreases are a result of the selling costs and commissions increasing at a lower rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and administrative expenses increased by $371,000 during the second quarter of 1998 as compared to the same period in 1997 primarily due to expansion at the Company's U. S. mainland divisions. As a percentage of sales, general and administrative expense decreased from 6.4% during the quarter ended June 30, 1997 to 5.6% during the quarter ended June 30, 1998, which is a result of general and administrative expenses increasing at a lower rate than revenues.

     General and administrative expenses increased by $1.2 million or 19.4% during the first half of 1998 as compared to the same periods in 1997. As a percentage of sales, general and administrative expense was 6.1% during both the first half of 1998 and the first half of 1997.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from unconsolidated joint ventures represents the Company's 49% interest in the operations of Stafford and its 50% interest in the operations of two joint ventures in Hawaii. The increase in this income from the first three and six months of 1997 to the same period in 1998 is primarily the result of the acquisition of the 49% interest in Stafford in July 1997.

OTHER INCOME (EXPENSE)

     Other income (expense) represents (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and of a covenant-not-to-compete, both as a result of the Melody Homes acquisition; less interest income. The decrease in other expense of $60,000 from the second quarter of 1997 and the increase of $77,000 from the first six months of 1997 to the comparable periods in 1998 are primarily due to a decrease in interest expense from the first quarter of 1998 to the second quarter of 1998.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the second quarters of 1998 and 1997 was approximately 38.5% and 37.9%, respectively.


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

     The following table sets forth the Company's backlog for both homes and residential lots at June 30, 1998 and 1997, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's joint ventures in Hawaii and Washington.

                                               June 30, 1998                   June 30, 1997
                                               -------------                   -------------
                                                        Aggregate                         Aggregate
                                         Number        Sales Value        Number         Sales Value
                                         ------        -----------        ------        ------------
 Consolidated:
   Colorado                               436         $  70,674,000         383         $ 57,294,000
   Hawaii                                  76            22,715,000          93           23,623,000
   Northern California                     26             3,954,000         ---                  ---
   Oregon                                  41             8,076,000           2              345,000
                                          ---         -------------         ---         ------------
     Total Consolidated                   579           105,419,000         478           81,262,000

 Unconsolidated Joint Ventures:
   Hawaii                                   6               758,000          13            1,713,000
   Washington                              88            22,320,000         ---                   --
                                          ---         -------------         ---         ------------

     Total                                673         $ 128,497,000         491         $ 82,975,000
                                          ---         -------------         ---         ------------
                                          ---         -------------         ---         ------------


     The average sales prices of the homes and lots comprising backlog for consolidated projects at June 30, 1998 and 1997 were $182,000 and $170,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.


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

     In connection with the purchase of its 49% interest in Stafford, the Company entered into an agreement to make loans available to Stafford in an aggregate principal amount of up to $10.0 million (increased from $5.0 million as of June 1, 1998). In addition, the Company has an option to purchase the remaining 51% interest in Stafford based on a pre-determined formula, subject to certain contingencies. If the Company acquired a majority interest in Stafford, which may occur as early as January 1999, the Company may refinance or assume Stafford's existing debt. As of June 30, 1998, Stafford's total assets were approximately $50.2 million and notes payable were approximately $36.6 million, of which $6.5 million was outstanding to the Company.

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

     In connection with the Senior Note offering, the Company evaluated its cash needs. As a result, effective July 1, 1998, the Company reduced the amount of its Revolving Credit Facility to $97.6 million. The Revolving Credit Facility expires on July 1, 1999 and includes an option for the lenders to extend the term for an additional year. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. At July 31, 1998 and June 30, 1998, the Company had bank notes payable of approximately $20.2 million and $13.4 million, respectively.

     The Company is in the process of modifying certain terms of its Revolving Credit Facility, including an extension of the expiration date and providing for a $90 million Committed Amount and a $30 million Uncommitted Amount, of which the Company would have a one-time option to request activation. However, no assurances can be given that such modifications will be completed.

     At July, 31 1998, the Company has a commitment to purchase a parcel of land for approximately $3.2 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase the land parcel. The Company intends to consummate the purchase of the land parcel in 1998. However, no assurances can be given that the purchase will be completed.

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

Items 2 and 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      The Company held an Annual Meeting of Stockholders on May 18, 1998.

(b) At the Annual Meeting of Stockholders, the following directors were elected:

         James K. Schuler
         Michael T. Jones

(c) At the Annual Meeting of Stockholders, the following matters were voted upon:

         (1) A proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year 1998.

              Affirmative votes:   17,429,660
              Negative votes:             500
              Abstain:                    800

         (2)  A proposal to elect James K. Schuler to the Board of Directors.
              Affirmative votes:   17,429,260
              Withhold authority:       1,700

         (3)  A proposal to elect Michael T. Jones to the Board of Directors.
              Affirmative votes:   17,423,560
              Withhold authority:       7,400

         (4) A proposal to approve the adoption of the 1998 Employee Stock Purchase Plan.

              Affirmative votes:   15,894,477
              Negative votes:       1,532,283
              Abstain:                  4,200

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

               Exhibit
               Number       Document Description
               -------      --------------------
                 27         Financial Data Schedule.

(b) Reports on Form 8-K. Current reports on Form 8-K filed April 17, 1998 and May 7, 1998.

                              SCHULER HOMES, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              SCHULER HOMES, INC.



Date:  August 12, 1998                 By:  /s/ James K. Schuler
                                          -------------------------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date:  August 12, 1998                 By:  /s/ Pamela S. Jones
                                          -------------------------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and
                                          Director (principal financial officer)



Date:  August 12, 1998                 By:  /s/ Douglas M. Tonokawa
                                          -------------------------------------
                                          Douglas M. Tonokawa
                                          Vice President of Finance,
                                          Chief Accounting Officer
                                          (principal accounting officer)