Form 10-Q
period 1998-09-30
SCHULER HOMES INC
filed 1998-11-16
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                            ------------------------------



                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

          YES   X                              NO
              ----                               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
        Class of Common Stock                 October 31, 1998
        ---------------------                 ----------------
          $.01 par value                          20,118,465


------------------------------------------------------------------------------

                                SCHULER HOMES, INC.

                                       INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Independent Accountants' Review Report . . . . . . . . . . . . .   3

          Consolidated Balance Sheets - September 30, 1998 and
             December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Income - Three and nine months
             ended September 30, 1998 and 1997 . . . . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows - Nine months
             ended September 30, 1998 and 1997 . . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements . . . . . . . . . . .   7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . .  10

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19


                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                       ERNST & YOUNG LLP


Honolulu, Hawaii
November 9, 1998

                                 SCHULER HOMES, INC.
                             CONSOLIDATED BALANCE SHEETS



                                                                              September 30, 1998       December 31, 1997
                                                                              ------------------       -----------------
                                                                                 (unaudited)
ASSETS

Cash and cash equivalents (restricted-Note 2). . . . . . . . . . . . .           $    5,011,000            $   3,842,000
Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,267,000                  880,000
Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                1,434,000                1,682,000
Real estate inventories (Note 3) . . . . . . . . . . . . . . . . . . .              318,269,000              291,081,000
Investments in and advances to unconsolidated joint ventures . . . . .               20,129,000               16,026,000
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,265,000                1,691,000
Deferred offering costs, net (Note 9). . . . . . . . . . . . . . . . .                2,062,000                1,171,000
Notes receivable (Note 2). . . . . . . . . . . . . . . . . . . . . . .                2,175,000                2,406,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                4,085,000                4,002,000
Intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . .               13,200,000               13,742,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,059,000                4,048,000
                                                                                 --------------            -------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  373,956,000            $ 340,571,000
                                                                                 --------------            -------------
                                                                                 --------------            -------------

LIABILITIES AND STOCKHOLDERS= EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   14,744,000            $  12,805,000
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,448,000               13,207,000
Notes payable to bank (Note 4) . . . . . . . . . . . . . . . . . . . .               10,993,000               91,077,000
Notes payable to others. . . . . . . . . . . . . . . . . . . . . . . .                3,907,000                2,627,000
6-1/2% convertible subordinated debentures due 2003. . . . . . . . . .               57,500,000               57,500,000
9% senior notes due 2008 (Note 9). . . . . . . . . . . . . . . . . . .               98,472,000                       --
                                                                                 --------------            -------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .              202,064,000              177,216,000

Commitments and contingencies (Notes 4 and 8)

Stockholders' equity:
  Common stock, $.01 par value; 30,000,000 shares authorized;
    20,892,465 and 20,874,927 shares issued at September 30, 1998 and
    December 31, 1997, respectively. . . . . . . . . . . . . . . . . .                  209,000                  209,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .               93,201,000               93,100,000
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .               83,482,000               75,046,000
  Treasury stock, at cost; 774,000 shares at September 30, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .               (5,000,000)              (5,000,000)
                                                                                 --------------            -------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .              171,892,000              163,355,000
                                                                                 --------------            -------------
Total liabilities and stockholders' equity . . . . . . . . . . . . . .           $  373,956,000            $ 340,571,000
                                                                                 --------------            -------------
                                                                                 --------------            -------------

                              See accompanying notes.

                                 SCHULER HOMES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME




                                                   Three months ended September 30,          Nine months ended September 30,
                                                   --------------------------------          -------------------------------
                                                        1998                1997                   1998              1997
                                                        ----                ----                   ----              ----
                                                               (unaudited)                                (unaudited)

Residential real estate sales. . . . . . . .        $  79,186,000       $  61,057,000        $ 202,131,000      $  163,509,000


Costs and expenses:
  Residential real estate sales. . . . . . .           63,206,000         48,683,000           161,064,000         132,168,000
  Selling and commissions. . . . . . . . . .            5,180,000          4,731,000            13,772,000          12,497,000
  General and administrative . . . . . . . .            4,165,000          3,898,000            11,685,000          10,197,000
                                                    --------------      --------------       --------------      -------------
    Total costs and expenses . . . . . . . .           72,551,000          57,312,000          186,521,000         154,862,000

Income from unconsolidated joint ventures. .              750,000             176,000            1,546,000             192,000
                                                   --------------       -------------        -------------      --------------
  Operating income . . . . . . . . . . . . .            7,385,000           3,921,000           17,156,000           8,839,000

Other income (expense) (Note 4). . . . . . .           (1,618,000)         (1,088,000)          (3,492,000)         (2,885,000)
                                                   --------------       -------------        -------------      --------------

  Income before provision for income taxes .            5,767,000           2,833,000           13,664,000           5,954,000
Provision for income taxes (Note 6). . . . .            2,184,000           1,075,000            5,228,000           2,260,000
                                                   --------------       -------------        -------------      --------------
  Net income . . . . . . . . . . . . . . . .       $    3,583,000       $   1,758,000           $8,436,000      $    3,694,000
                                                   --------------       -------------        -------------      --------------
                                                   --------------       -------------        -------------      --------------

Net income per share (Note 7):
  Basic and diluted . . . . . . . . . . . .                $0.18               $0.09                 $0.42               $0.18
                                                   --------------       -------------        -------------      --------------
                                                   --------------       -------------        -------------      --------------

                              See accompanying notes.

                                 SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                       Nine months ended September 30,
                                                                                       -------------------------------
                                                                                            1998              1997
                                                                                       ---------------     -----------
                                                                                                    (unaudited)
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  8,436,000        $  3,694,000
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization expense. . . . . . . . . . . . . . . . . . . . .           2,387,000           1,998,000
  Increase in allowance for doubtful accounts. . . . . . . . . . . . . . . . . .              96,000                  --
  (Income) loss from unconsolidated joint ventures . . . . . . . . . . . . . . .          (1,463,000)            (26,000)
  Principal payments of notes receivable . . . . . . . . . . . . . . . . . . . .             150,000           1,591,000

Changes in assets and liabilities, net of effects from purchase of Melody
  Homes and Mortgage:
    (Increase) decrease in receivables . . . . . . . . . . . . . . . . . . . . .            (387,000)            635,000
    (Increase) decrease in prepaid income taxes. . . . . . . . . . . . . . . . .             248,000            (201,000)
    (Increase) decrease in real estate inventories . . . . . . . . . . . . . . .         (27,198,000)        (18,183,000)
    (Increase) decrease in deposits. . . . . . . . . . . . . . . . . . . . . . .            (574,000)            283,000
    (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . .            (252,000)         (1,502,000)
    Increase (decrease) in accounts payable. . . . . . . . . . . . . . . . . . .           1,939,000           4,380,000
    Increase (decrease) in accrued expenses. . . . . . . . . . . . . . . . . . .           3,092,000           1,079,000
    Change in deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .             (83,000)          2,954,000
                                                                                        ------------        ------------
      Net cash provided by (used in) operating activities  . . . . . . . . . . .         (13,609,000)         (3,298,000)

INVESTING ACTIVITIES:
Payment for purchase of Melody Homes and Mortgage, net of cash acquired. . . . .                  --         (29,508,000)
Investment in unconsolidated joint ventures. . . . . . . . . . . . . . . . . . .          (1,000,000)         (3,172,000
Advances to unconsolidated joint ventures. . . . . . . . . . . . . . . . . . . .          (5,359,000)           (180,000)
Repayments of advances to unconsolidated joint ventures. . . . . . . . . . . . .             262,000              98,000
Capital distributions from unconsolidated joint ventures . . . . . . . . . . . .           3,457,000                  --
Purchase of furniture, fixtures, and equipment . . . . . . . . . . . . . . . . .            (181,000)           (597,000)
                                                                                        ------------        ------------
      Net cash provided by (used in) investing activities. . . . . . . . . . . .          (2,821,000)        (33,359,000)

FINANCING ACTIVITIES:
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .         224,478,000         159,481,000
Principal payments on bank borrowings. . . . . . . . . . . . . . . . . . . . . .        (304,562,000)       (124,068,000)
Net (increase) decrease in deferred offering costs . . . . . . . . . . . . . . .            (891,000)            171,000
Proceeds from issuance of senior notes, net of discount. . . . . . . . . . . . .          98,408,000                  --
Net decrease in discount on issuance of senior notes . . . . . . . . . . . . . .              65,000                  --
Proceeds from issuance of common stock from exercise of stock options. . . . . .             101,000                  --
                                                                                        ------------        ------------
      Net cash provided by (used in) financing activities. . . . . . . . . . . .          17,599,000          35,584,000
                                                                                        ------------        ------------
Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,169,000          (1,073,000)
Cash and cash equivalents (restricted) at beginning of period. . . . . . . . . .           3,842,000           1,619,000
                                                                                        ------------        ------------
Cash and cash equivalents (restricted) at end of period. . . . . . . . . . . . .        $  5,011,000        $    546,000
                                                                                        ------------        ------------
                                                                                        ------------        ------------

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

     In July 1998, SHLR of Colorado, Inc. (a wholly-owned subsidiary of the Company) was formed to invest in The Ranch-Southpointe II LLC for the development and sale of a residential townhouse project in Lafayette, Colorado.


2.   Notes Receivable

     Notes receivable consist primarily of notes receivable on seller financed sales of residential units and residential lots. The notes provide for terms and conditions similar to those offered by financial institutions and are collateralized by the residential units and residential lots sold. Certain of the notes are collateralized by second mortgages relating to homebuyers who purchased homes as part of the Company's "zero-down" sales program. Revenue and profit recognition on such transactions are deferred until the down payment requirement for revenue and profit recognition is satisfied. The collection reserve relating to the sale of certain second mortgage notes in 1997 results in a restriction on the Company's cash in the amount of approximately $506,000.


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

   Real estate inventories at September 30, 1998 consist of the following:


        Unimproved land held for future development..................  $ 35,757,000
        Development projects in progress.............................   247,278,000
        Completed inventory (including lots held for sale)...........    35,234,000
                                                                       ------------
                                                                       $318,269,000
                                                                       ------------
                                                                       ------------

     Completed inventory includes residential units which are substantially ready for occupancy.


4.   Notes Payable to Bank

     At September 30, 1998, $79,007,000 of the Company's line of credit was unused, of which $5,263,000 was restricted as to withdrawal for outstanding but unused letters of credit.

     In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes (see Note
     9). Effective September 30, 1998, the Company reduced the amount of its Revolving Credit Facility from $97,600,000 to $90,000,000. The Company has a one-time option to increase the amount of the facility to $120,000,000. In addition, the Company has a one-time option to reduce the amount of the facility by $30,000,000 on an irrevocable basis, provided the facility has been increased to $120,000,000 for at least six months. The facility expires on July 1, 2001 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. At September 30, 1998, the Company's outstanding borrowings were at interest rates of LIBOR plus 1.75% (7.44% to 7.50%) and prime plus 0% (8.25%). Effective October 1, 1998, the interest rates on the Company's LIBOR borrowings decreased to LIBOR plus 1.5% (7.25%). The interest rate on such LIBOR borrowings will not decrease below 7.25%, which is 1.5% above the fixed interest rate of 5.75% under an interest-rate swap agreement ($30,000,000 notional amount). The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants.

     The Company paid interest (relating to notes payable to bank, notes payable to others, senior notes and the convertible subordinated debentures) of approximately $2,319,000 during the quarter ended September 30, 1998. Interest incurred during the quarter ended September 30, 1998 totaled $3,686,000, of which approximately $2,599,000 was capitalized to real estate inventories and approximately $1,087,000 was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the quarters ended September 30, 1998 and 1997 totaled $2,689,000 and $1,558,000, respectively.


5.   Related Party Transactions

     From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended September 30, 1998 and 1997, legal fees of approximately $74,000 and $3,000, respectively, to such firms were incurred by the Company.


6.   Income Taxes

     During the three months ended September 30, 1998, the Company made income tax payments of $2,561,000.

7.   Net Income Per Share

     Basic net income per share for the quarter and nine months ended September 30, 1998 were computed using the weighted average number of common shares outstanding during the periods of 20,113,323 and 20,106,346, respectively. Basic net income per share for the quarter and nine months ended September 30, 1997 were computed using the weighted average number of common shares outstanding during the periods of 20,100,177.


     The computation of diluted net income per share for the quarters and nine month periods ended September 30, 1998 and 1997 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.


8.   Commitments and Contingencies

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. In connection with the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. The complaints do not specify an amount of damages, but include a claim for punitive damages. It is likely both actions will be consolidated for trial. Although this litigation is at an early stage of discovery, based on its current understanding of the lawsuits, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims and the litigation continues to be vigorously defended. A court date has been set for April 1999 for the initial suit but will be reset for a later date if the actions are consolidated. If these lawsuits were decided adversely to the Company in all material respects, they collectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


9.   Senior Notes

     On May 6, 1998, the Company consummated its offering of $100,000,000 aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97,200,000 (net of discounts and offering costs of approximately $2,800,000). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. The Company offered to exchange its Senior Notes for new notes evidencing the same debt as the Senior Notes, which were registered pursuant to a Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission on July 6, 1998. Pursuant to such exchange offer, all of the Senior Notes were exchanged for new notes.


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

     For the quarter ended September 30, 1998, sales of residential real estate (revenue) were $79.2 million and operating income was $7.4 million, compared to revenues of $61.1 million and operating income of $3.9 million during the third quarter of 1997. Net income was $3.6 million ($0.18 per share) for the quarter ended September 30, 1998, compared to net income of $1.8 million ($0.09 per
share) during the 1997 third quarter.   From the third quarter of 1997 to the
third quarter of 1998, revenues grew 29.7%, net income grew 103.8%, the number of units closed increased from 423 to 510 and operating profit margins improved from 6.4% to 9.3%.

     On May 6, 1998, the Company consummated its offering of $100 million aggregate principal amount of 9% Senior Notes due 2008. The Company received net proceeds from the offering of approximately $97.2 million (net of discounts and estimated offering costs of approximately $2.8 million). The Company used such net proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. In April 1998, the Company amended certain portions of its Revolving Credit Facility to provide for the issuance of the Senior Notes.

     Subsequent to September 30, 1998, the Company acquired certain assets of Keys Homes, Inc. (Keys), a Portland, Oregon homebuilder. Keys is engaged in the construction and sale of single-family, duplex and cottage homes targeted for the entry-level market. During the twelve months ended September 30, 1998, Keys closed the sales of 193 homes generating revenues of approximately $23.8 million.

     In July 1998, SHLR of Colorado, Inc. (a wholly-owned subsidiary of the Company) was formed to invest in The Ranch-Southpointe II LLC for the development and sale of a residential townhouse project in Lafayette, Colorado.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.



                                                                 Three months ended          % change in dollar amounts
                                                                   September 30,                       from
                                                                   1998       1997                1997 to 1998
                                                                   ----       ----           --------------------------

Residential real estate sales..................                    100.0%    100.0%                   29.7%

Costs and expenses:
    Residential real estate sales..............                     79.8      79.7                    29.8
    Selling and commissions....................                      6.5       7.7                     9.5
    General and administrative.................                      5.3       6.5                     6.8
                                                                    ----      ----
              Total costs and expenses.........                     91.6      93.9                    26.6

Income from unconsolidated joint ventures......                      0.9       0.3                   326.1
                                                                    ----      ----
    Operating income...........................                      9.3       6.4                    88.3
Other income (expense).........................                     (2.0)     (1.8)                   48.7
                                                                    ----      ----
    Income before provision for income taxes...                      7.3       4.6                   103.6
Provision for income taxes.....................                      2.8       1.7                   103.2
                                                                    ----      ----
    Net   income...............................                      4.5%      2.9%                  103.8
                                                                    ----      ----
                                                                    ----      ----

                                                                 Nine months ended          % change in dollar amounts
                                                                   September 30,                       from
                                                                   1998       1997                1997 to 1998
                                                                   ----       ----           --------------------------


Residential real estate sales..................                    100.0%      100.0%                 23.6%


Costs and expenses:
    Residential real estate sales..............                     79.7        80.8                  21.9
    Selling and commissions....................                      6.8        7.7                   10.2
    General and administrative.................                      5.8        6.2                   14.6
                                                                   -----       ----
              Total costs and expenses.........                     92.3        94.7                  20.4

Income from unconsolidated joint ventures......                      0.8        0.1                  705.2
                                                                   -----       ----
    Operating income...........................                      8.5        5.4                   94.1
Other income (expense).........................                     (1.7)      (1.8)                  21.0
                                                                    ----       ----
    Income before provision for income taxes...                      6.8        3.6                  129.5
Provision for income taxes.....................                      2.6        1.4                  131.3
                                                                    ----       ----
    Net income.................................                      4.2%       2.2%                 128.4
                                                                    ----       ----
                                                                    ----       ----


RESIDENTIAL REAL ESTATE SALES

The Company's sales of residential real estate (revenues) for the quarter ended September 30, 1998 were approximately $79.2 million as compared to approximately $61.1 million during the quarter ended September 30, 1997. This represents an increase of approximately $18.1 million or 29.7 %. The increase in revenues reflects a larger number of unit sales closed in the third quarter of 1998 relative to the third quarter of 1997, coupled with an increase in average sales prices of homes closed. The Company's average sales price per unit closed in the "consolidated" projects (see table below) increased 11.4% to $185,000 during the third quarter of 1998, from an average sales price per unit closed of $166,000 during the third quarter of 1997. The average sales prices of homes closed increased in the Company's mainland United States divisions as a result of the strength of the housing markets during the third quarter of 1998 in those areas, while Hawaii's new home market remained soft. The increase in the average sales price of homes closed in the Hawaii division was due primarily to a difference in product mix between the periods.

The Company's sales of residential real estate (revenues) were approximately $202.1 million for the nine months ended September 30, 1998, compared to $163.5 million during the same period in 1997, an increase of 23.6%. The increase is attributable to the increase in the number and average sales price of unit sales closed during the first nine months of 1998 compared to the first nine months of 1997. The average sales price per unit closed was $180,000 during the nine months ended September 30, 1998, compared to $178,000 during the nine months ended September 30, 1997.

   The following table sets forth the number of sales closed during the quarters ended September 30, 1998 and 1997, which includes closings of homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the sales closed at projects developed by the Company's joint ventures in Hawaii and Washington.


                                                Three months ended                Nine months ended
                                                   September 30,                     September 30,
                                                1998           1997               1998         1997
                                                ----           ----               ----         ----
     Consolidated:
       Colorado                                 303             288                788          703
       Hawaii (1)                                82              80                235          232
       Northern California                       24               3                 59            3
       Oregon                                    20              --                 44           --
                                               ----            ----              -----         ----
         Total Consolidated                     429             371              1,126          938

     Unconsolidated Joint Ventures:
       Hawaii (2)                                 7              13                 17           23
       Washington (3)                            74              39                190           39
                                               ----            ----              -----        -----
     Total                                      510             423              1,333        1,000
                                               ----            ----              -----        -----
                                               ----            ----              -----        -----


(1) Includes homes and lots sold and closed pursuant to the Company's "zero-down" sales program in Hawaii. The revenues associated with one "zero-down" closing (during the first quarter of 1998) was deferred during the nine months ended September 30, 1998 until the related note receivable is paid in full. There were 3 and 19 "zero-down" closings in the three and nine months ended September 30, 1997, respectively.

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

     Cost of residential real estate sales increased from approximately $48.7 million during the quarter ended September 30, 1997 to approximately $63.2 million during the same period in 1998, representing an increase of approximately $14.5 million or 29.8%. This increase reflects a higher level of unit and dollar sales closed during the third quarter of 1998 relative to the third quarter of 1997. As a percentage of revenues, cost of residential real estate sold was 79.8% and 79.7% for the quarters ended September 30, 1998 and 1997, respectively.

   The cost of residential real estate sold increased to approximately $161.1 million during the nine months ended September 30, 1998 from approximately $132.2 million during the same period in 1997, representing an increase of approximately $28.9 million or 21.9%, primarily reflecting the larger volume of home sales closed in 1998 as compared to 1997.

   The cost of residential real estate sold as a percentage of sales decreased to 79.7% for the nine months ended September 30, 1998 from 80.8% for the nine months ended September 30, 1997. The decrease in the cost of residential real estate sold as a percentage of sales reflects higher margins realized by the Colorado division primarily due to an increase in average sales prices and higher margins in the Company's Hawaiian operation primarily as a result of the impact in 1997 of the recognition of costs related to the sale of second mortgages associated with zero-down sales deferred in 1996.

     Total interest incurred during the quarters ended September 30, 1998 and 1997 was approximately $3.7 million and $3.1 million, respectively. Of the amounts incurred, approximately $1.1 million and $855,000 was expensed currently (included in Other Expense) in the third quarters of 1998 and 1997, respectively, and the remaining interest incurred was capitalized to development
projects.   Interest capitalized to projects is expensed through cost of residential real estate sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through cost of residential real estate sales, totaled $2.7 million and $1.6 million during the quarters ended September 30, 1998 and 1997, respectively.

     Average debt outstanding was approximately $180.2 million and $167.5 million during the third quarters of 1998 and 1997, respectively. The Company's average interest rate on its debt for the quarters ended September 30, 1998 and 1997 was approximately 8.0% and 7.3%, respectively. The increase from 7.3% to 8.0% is due primarily to the issuance of the Senior Notes at a 9% interest rate in May, 1998. The Company's notes payable to banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through cost of residential real estate sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Selling costs and commissions represented approximately 6.5% and 7.7% of sales of residential real estate during the quarters ended September 30, 1998 and 1997, respectively. Selling costs and commissions represented approximately 6.8% and 7.7% of sales of residential real estate during the nine months ended September 30, 1998 and 1997, respectively. These decreases are a result of the selling costs and commissions increasing at a lower rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and administrative expenses increased by $267,000 during the third quarter of 1998 as compared to the same period in 1997 primarily due to expansion at the Company's U. S. mainland divisions. As a percentage of sales, general and administrative expense decreased from 6.5% during the quarter ended September 30, 1997 to 5.3% during the quarter ended September 30, 1998, which is a result of general and administrative expenses increasing at a lower rate than revenues.

     General and administrative expenses increased by $1.5 million or 14.6% during the first nine months of 1998 as compared to the same period in 1997. As a percentage of sales, general and administrative expense was 5.8% and 6.2% during the first nine months of 1998 and 1997, respectively, which is a result of general and administrative expenses increasing at a lower rate than revenues.


INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from unconsolidated joint ventures represents the Company's 49% interest in the operations of Stafford and its 50% interest in the operations of two joint ventures in Hawaii. The increase in this income from the three and nine months ended September 30, 1997 to the same period in 1998 is primarily the result of the growth in income from the Company's 49% interest in Stafford Homes.

OTHER INCOME (EXPENSE)

     Other income (expense) represents (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and a covenant-not-to-compete related to the Melody Homes acquisition; less interest income. The increase from the three and nine months ended September 30, 1997 to the comparable periods in 1998 is primarily the result of an increase in the amount of interest and financing fees expensed during the third quarter of 1998 compared to the third quarter of 1997.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the third quarters of 1998 and 1997 was approximately 37.9%.


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

     The following table sets forth the Company's backlog for both homes and residential lots at September 30, 1998 and 1997, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's joint ventures in Hawaii and Washington.


                                              September 30, 1998                      September 30, 1997
                                              ------------------                      ------------------
                                                            Aggregate                              Aggregate
                                             Number         Sales Value              Number       Sales Value
                                             ------         -----------             -------       ------------
      Consolidated:
        Colorado                             414           $ 69,841,000              344         $  51,225,000
        Hawaii                                58             16,771,000               90            25,559,000
        Northern California                   28              4,619,000               16             2,180,000
        Oregon                                46              8,836,000               14             2,618,000
                                             ---           ------------              ---         -------------
          Total Consolidated                 546            100,067,000              464            81,582,000

      Unconsolidated Joint Ventures:
        Hawaii                                 3                355,000                6               762,000
        Washington                            59             15,753,000               47            10,373,000
                                             ---           ------------              ---         -------------
           Total                             608           $116,175,000              517         $  92,717,000
                                             ---           ------------              ---         -------------
                                             ---           ------------              ---         -------------


     The average sales prices of the homes and lots comprising backlog for consolidated projects at September 30, 1998 and 1997 were $183,000 and $176,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

YEAR 2000 COMPLIANCE

     The Company has developed and is currently executing a plan designed to make its computer systems Year 2000 compliant. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing. The Company has substantially completed the inventory and assessment stages for its systems and applications. The remediation processes, which consist primarily of the replacement of computer software, are currently underway. The remediation process is targeted to be largely completed by December 31, 1998. Testing of these systems and applications are targeted for completion by mid-1999.

     The Company currently estimates that approximately $75,000 will be incurred to address Year 2000 issues. As of September 30, 1998, approximately $50,000 has been incurred and expensed. The Company anticipates that its Year 2000 costs will be funded from operations, and does not expect to defer any other information technology projects as a result of its Year 2000 efforts. The Company does not anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

     The Company has also initiated discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems impact the Company's operations. The Company is assessing the extent to which its operations are vulnerable should these organizations fail to properly remediate the computer systems. Although the Company believes that alternative sources of labor and materials will be available, there can be no assurance that the inability of the Company's key subcontractors and suppliers to attain Year 2000 compliance will not have a material adverse effect on the business operations and financial performance of the Company. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

     In addition, the Company is materially reliant on third parties with respect to its ability to collect sales proceeds and pay its vendors and employees. Such third parties include governmental agencies in various jurisdictions that record the conveyance of property, title and escrow companies, banks and payroll processing firms. The Company intends to create a contingency plan once responses from such third parties to questionnaires have been received and evaluated.

     The costs of Year 2000 compliance and the foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

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

     In connection with the purchase of its 49% interest in Stafford, the Company entered into an agreement to make loans available to Stafford in an aggregate principal amount of up to $10.0 million (increased from $5.0 million as of June 1, 1998). In addition, the Company has an option to purchase the remaining 51% interest in Stafford based on a pre-determined formula, subject to certain contingencies. If the Company acquired a majority interest in Stafford, which may occur as early as January 1999, the Company may refinance or assume Stafford's existing debt. As of September 30, 1998, Stafford's total assets were approximately $54.0 million and notes payable were approximately $37.8 million, of which $6.5 million was outstanding to the Company.

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

LINES OF CREDIT AND NOTES PAYABLE

   On May 6, 1998, the Company consummated its offering of $100 million aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97.2 million (net of discounts and estimated offering costs of approximately $2.8 million). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes.


   Effective September 30, 1998, the Company reduced the amount of its Revolving Credit Facility from $97.6 million to $90 million. The Company has a one-time option to increase the amount of the facility to $120 million. In addition, the Company has a one-time option to reduce the amount of the facility by $30 million on an irrevocable basis, provided the facility has been increased to $120 million for at least six months. The Revolving Credit Facility expires on July 1, 2001 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. At October 31, 1998 and September 30, 1998, the Company had bank notes payable of approximately $23.7 million and $11.0 million, respectively.

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

                                 SCHULER HOMES, INC.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. In connection with the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. The complaints do not specify an amount of damages, but include a claim for punitive damages. It is likely both actions will be consolidated for trial. Although this litigation is at an early stage of discovery, based on its current understanding of the lawsuits, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims and the litigation continues to be vigorously defended. A court date has been set for April 1999 for the initial suit but will be reset for a later date if the actions are consolidated. If these lawsuits were decided adversely to the Company in all material respects, they collectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of manage-ment, have a material adverse effect on the financial condition of the Company.

Items 2 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.


               Exhibit
               Number         Document Description
               --------       --------------------
               10.1           Second Amended and Restated Credit Agreement
                              between the Company, certain Banks, First Hawaiian
                              Bank and Bank of America NT & SA, dated September
                              30, 1998.

               10.2 Guaranty by wholly-owned subsidiaries of the Company, dated September 30, 1998, relating to
                              Second Amended and Restated Credit Agreement dated
                              September 30, 1998.

               27             Financial Data Schedule.



     (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended September 30, 1998.

                                 SCHULER HOMES, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCHULER HOMES, INC.



Date: November 10, 1998               By: /s/ James K. Schuler
                                         ---------------------------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date: November 10, 1998               By: /s/ Pamela S. Jones
                                         ---------------------------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and
                                          Director (principal financial officer)



Date: November 10, 1998              By: /s/ Douglas M. Tonokawa
                                        ----------------------------------------
                                         Douglas M. Tonokawa
                                         Vice President of Finance,
                                         Chief Accounting Officer
                                         (principal accounting officer)