Form 10-K
period 1998-12-31
SCHULER HOMES INC
filed 1999-03-31
CIK 883705

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                    Common Stock, Par Value $0.01 Per Share
                  Convertible Subordinated Debentures Due 2003
                             Senior Notes Due 2008

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 26, 1999, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $74,105,678. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 26, 1999, the Registrant had outstanding 20,053,192 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SCHULER HOMES, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

GENERAL

    Schuler Homes designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in five geographic markets: Colorado, Hawaii, Northern California, Oregon and Washington. The Company offers a variety of homes generally at sizes ranging from 520 to 3,100 square feet and prices ranging from approximately $84,000 to over $400,000, with an average sales price of $189,000 for units closed in 1998. For the year ended December 31, 1998, the Company reported revenues and unit closings of $282.9 million and 1,827 units, respectively.

    Schuler Homes is one of the two largest builders of single-family residences, townhomes and condominiums in Hawaii. Since inception in March 1988 through December 31, 1998, the Company closed the sales of 5,502 homes and lots, of which 340 home and lot sales were closed during 1998. As of December 31, 1998, the Company had land zoned and entitled for 2,824 homes in Hawaii.

    Schuler Homes entered the Denver, Colorado homebuilding market in January 1997 through the purchase of Melody Homes, Inc. ("Melody"), one of the largest builders in the Denver market, and Melody Mortgage Co. ("Melody Mortgage"), a mortgage brokerage firm for Melody home buyers. The Company believes it is well-positioned to benefit from the future growth in the Denver housing market as a result of its strong land position (approximately 6,975 lots owned or controlled as of December 31, 1998) and its local market knowledge. Since its inception in 1953, Melody Homes has closed the sales of 16,180 homes and lots. During 1998, Melody's deliveries of homes increased by 14.7% to 1,090 homes and its revenues increased by 21.8% to $172.0 million. In addition, at December 31, 1998, Melody's backlog was 457 units, or $78.1 million, compared to 267 units, or $41.3 million at December 31, 1997. In addition, the Company owns a 50% interest in a joint venture, The Ranch-Southpointe II LLC, for the development of 116 townhomes in Lafayette, Colorado.

    The Company also established two new homebuilding operations in Northern California and Oregon / Vancouver, Washington in late 1996. In 1998, the Company delivered 146 new homes in these markets. The Company further expanded its Oregon operations in October 1998 through the acquisition of certain assets (principally options to purchase land) of Keys Homes, Inc. ("Keys"), a Portland, Oregon homebuilder, engaged in the building of single-family, duplex and cottage homes targeted for the entry-level market. During the twelve months ended September 30, 1998, Keys delivered 193 homes generating revenues of approximately $23.8 million. As of December 31, 1998, the Company's Northern California and Oregon divisions owned or controlled 2,388 lots.

    The Company entered the Puget Sound, Washington market in July 1997 by acquiring a 49% interest in Stafford Homes ("Stafford"), a homebuilder for over 30 years in the greater Puget Sound area of Washington. During 1998, Stafford delivered 251 homes, generating revenues of $61.3 million and as of December 31, 1998, owned or controlled 1,137 zoned lots. In January 1999, Schuler Homes exercised its option to purchase an additional 40% ownership interest in Stafford, increasing Schuler Homes' total ownership to 89%. The Company expects to purchase the remaining 11% ownership interest in January 2001.

HOMEBUILDING INDUSTRY

    The homebuilding industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and housing demand. The risks inherent to homebuilders in purchasing and developing land increase as consumer demand for housing decreases. Because of the long-term financial commitment involved in purchasing a home, general economic uncertainties tend to result in more caution on the part of home buyers, which, in turn, tends to result in fewer home purchases. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, availability and cost of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees and the level of interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the recent downturn and continued uncertainty in Asian and other foreign financial markets, including the devaluation of various foreign currencies, could have an adverse impact on the Colorado, Hawaii, California, Oregon or Washington economies and the demand for homes in those states.

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

                                                                           YEAR
GEOGRAPHIC AREA (MARKET)                                  MARKETS         ENTERED
-------------------------------------------------  ---------------------  -------
Hawaii...........................................  Maui                    1988
                                                   Oahu                    1990
                                                   Kauai                   1992

Northern California..............................  Bay Area                1996

Oregon(1)........................................  Portland, Oregon        1996
                                                   Vancouver, Washington   1996

Colorado(2)......................................  Denver                  1997
                                                   Fort Collins            1997
                                                   Colorado Springs        1998

Washington(3)....................................  Greater Puget Sound     1997

------------------------

(1) In October 1998, the Company expanded its presence in the Oregon market through the acquisition of certain assets of Keys.

(2) Entrance into the Colorado markets was a result of the acquisition of Melody Homes in January 1997.

(3) Entrance into the Washington market was a result of the acquisition of a 49% interest in Stafford in July 1997. In January 1999, the Company increased its ownership interest in Stafford Homes to 89%.

    The Company's operations are situated in Colorado, Hawaii, Northern California, Oregon and Washington. Adverse general economic conditions in the markets in which the Company operates could have a material adverse impact on the operations of the Company. In 1998, approximately 61% of the

Company's revenues and a significant portion of the Company's operating income were derived from operations in its Colorado market. In addition, at December 31, 1998, approximately 58% of the Company's total inventories were located in Hawaii. The Company's performance could be significantly affected by changes in the Colorado and Hawaii markets.

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

    Demand in certain of the Company's markets is significantly influenced by weather, particularly weekend weather, which is when the majority of the Company's sales are initiated. In addition, adverse weather conditions may delay the timing of site improvements and foundation work, among other construction processes. The Company's results of operations could be materially adversely affected by weather patterns which result in unseasonably cool temperatures, rain or snow, water shortages or floods.

PROJECT AND PRODUCT DESCRIPTIONS

    The Company has focused, and intends to continue to focus, its business primarily on entry-level and first-time move-up housing in the form of single-family residences, and, to a lesser extent, townhomes and condominiums. The Company attempts to maximize efficiency by using standardized design plans whenever possible and sharing design plans among markets. However, the Company maintains the flexibility to alter its product mix within a given market depending on market conditions and, in determining its product mix, considers demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. As a result of the Company's expansion into new markets, the number and location of its active projects increased and its home designs and product mix expanded and changed.

    The following table presents information relating to the Company's home and lot closings and land position as of and for the year ended December 31, 1998:

                         YEAR ENDED DECEMBER 31,
                                   1998                                         AS OF DECEMBER 31, 1998
                        --------------------------  --------------------------------------------------------------------------------
                                          AVERAGE     TOTAL NUMBER OF                          BUILDING SITES
                        NUMBER OF SALES    SALES       PROJECTS FOR      NUMBER OF PROJECTS       OWNED OR           HOMES UNDER
MARKET                      CLOSED         PRICE      DEVELOPMENT(1)      IN SALES STAGE(2)   CONTROLLED(3)(4)     CONSTRUCTION(5)
----------------------  ---------------  ---------  -------------------  -------------------  -----------------  -------------------
Consolidated:
Colorado..............         1,090     $ 158,000              22                   10               6,975                 256
Hawaii(7).............           320       268,000              13                   10               2,689                 145
Northern California...            83       154,000              10                    3                 921                  92
Oregon................            63       198,000              27                    9               1,467                 158
                                                                --                   --
                               -----                                                                 ------                 ---
Total Consolidated....         1,556       182,000              72                   32              12,052                 651
Unconsolidated Joint
  Ventures:
  Hawaii(8)...........            20       121,000               2                    2                 135                   0
  Washington(9).......           251       240,000              18                    9               1,137                  88
  Colorado(10)........        --            --                   1                    1                 116                   8
                                                                --                   --
                               -----                                                                 ------                 ---
Total.................         1,827       189,000              93                   44              13,440                 747
                                                                --                   --
                                                                --                   --
                               -----                                                                 ------                 ---
                               -----                                                                 ------                 ---


MARKET                    BACKLOG(6)
----------------------  ---------------
Consolidated:
Colorado..............           457
Hawaii(7).............            47
Northern California...            35
Oregon................            76

                                 ---
Total Consolidated....           615
Unconsolidated Joint
  Ventures:
  Hawaii(8)...........             5
  Washington(9).......            41
  Colorado(10)........            20

                                 ---
Total.................           681

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

(4) For consolidated projects, includes 64 model homes and 5 completed and unsold homes in the Colorado, Northern California and Oregon markets, and 32 model homes and 195 completed and unsold homes in the Hawaii market, including approximately 51 homes rented and 78 homes held for sale in the Company's high-rise condominium project in Oahu. For unconsolidated joint ventures, includes 7 model homes and 90 completed and unsold homes and lots in Hawaii, and 12 model homes and 30 completed and unsold homes in Washington.

(5) Includes certain homes reflected in Backlog.

(6) Represents homes/lots subject to pending sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.

(7) Includes homes and lots sold pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $0.3 million of revenues associated with 2 zero-down closings were deferred in 1998 until the related notes receivables are paid in full.

(8) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii, Iao Partners and Waiakoa Estates Subdivision Joint Venture.

(9) Reflects 100% of the information with respect to Stafford Homes in which the Company acquired a 49% interest in July 1997, and an additional 40% interest in January 1999.

(10) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado, The Ranch-Southpointe II LLC, which was entered into in July, 1998.

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

    MAINLAND U.S. The Company's home building projects in the mainland United States have typically taken one to four years to develop, depending on the project's size, the Company's strategy with respect to the particular project, regulatory approvals, economic conditions, and geological conditions at the site. Larger projects are divided into phases, with each phase generally taking six months to one year to complete. The Company has typically acquired interests in tracts of land that require site improvements prior to construction and are suitable for a subdivision comprised of between 50 and 500 buildable units. However, from time to time, the Company has acquired finished lots from land developers, and anticipates that it will periodically acquire finished lots from land developers in the future.

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

    The Company's homes include single-family residences, townhomes and condominiums, which have ranged in size from approximately 520 to 3,100 square feet. The Company typically completes the construction of a home within two to four months from commencement of building construction. Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. The Company seeks to utilize standardized home designs and pre-fabricated components wherever feasible. This standardization facilitates efficiencies in the on-site construction of homes and helps permit on-site mass production and bulk purchasing of materials by the contractors and subcontractors engaged by the Company, thus reducing costs and expensive change orders. However, from time to time the Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences. For new designs, the Company has engaged a number of unaffiliated architectural firms in addition to its in-house architect. Where it is believed to be cost-effective and efficient, the Company has used steel building components in certain of its projects, which represents a departure from the traditional wood-frame method of construction.

    The residential construction industry has, from time to time, experienced serious material and labor shortages, including shortages in insulation, drywall, certain carpentry work and cement supply. Delays in construction of homes and higher costs due to these shortages and fluctuating lumber prices could have an adverse effect upon the Company's operations. The Company is also susceptible to delays caused by strikes affecting shipping and transportation of building materials necessary for the Company's business, particularly in Hawaii because of its remote location. In addition, many of the Company's contractors in Hawaii are represented by labor unions or collective bargaining agreements. No assurances can be given that the renegotiation of such agreements would not lead to a disruption of the Company's operations and an increase in its construction costs.

SALES AND MARKETING

    The Company sells its homes primarily through commissioned employees who typically work from a sales office located at each project, as well as through cooperating independent brokers. In all instances, Company personnel are available to assist prospective buyers by providing them with floor plans, pricing information, financing options, tours of model homes and the selection of options and upgrades. The Company generally does not permit changes in home design, but home buyers are afforded the opportunity to select, at additional cost, various optional amenities such as prewiring options, upgraded carpet quality, varied interior and exterior color schemes and finishes and occasionally expanded rooms and varied room configurations. The Company focuses on increasing customer satisfaction through the use of its own design centers in the majority of its markets to help customers select features and options on their homes. Sales personnel are also trained by the Company and attend periodic meetings to be updated on the availability of financing, construction schedules, marketing and advertising plans, which the Company believes results in a sales force with extensive knowledge of the Company's operating policies and housing products. The Company also makes extensive use of advertising to market its homes, including print, radio and television, in addition to other promotional activities such as direct mail, its web sites on the Internet and the placement of strategically located sign boards in the immediate areas of its developments.

    The Company's objective is to price its homes very competitively and to market its homes in advance of construction, in an effort to minimize levels of unsold inventory upon completion of a project. The Company accomplishes pre-sales by entering into pre-construction sales contracts with its customers. The sales contracts generally provide for requisite mortgage approval within a specified period, and the Company attempts to minimize cancellations by requiring a cash deposit of approximately $500 to $10,000 and by training its sales force to assess the qualifications of potential home buyers.

    The Company generally does not use sales incentives in order to attract home buyers. However, the use of sales incentives (such as landscaping and certain interior home options and upgrades) has been used in Hawaii, and may, from time to time, be used in certain other markets, depending largely on prevailing economic and competitive market conditions.

    The Company normally builds, decorates, furnishes and landscapes between one to five model homes for each project and maintains on-site sales offices. At December 31, 1998, the Company owned and maintained approximately 115 model homes. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort to create an attractive atmosphere at its model homes. The Company also uses a cross-referral program that encourages sales personnel to direct customers to other Company projects based on the customer's needs.

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

CUSTOMER FINANCING

    The Company assists its home buyers in obtaining financing from mortgage lenders offering qualified home buyers a variety of financing options, including a wide variety of conventional and Federal Housing Administration ("FHA") financing programs. The Company also provides customer financing in the Colorado market through Melody Mortgage. Melody Mortgage provides mortgage originations only, and does not retain or service the mortgages that it originates. The mortgages are funded by one of a number of mortgage lenders arranged by Melody Mortgage. All of Melody Mortgage's revenues are derived from mortgages on homes built by the Company and no third party loans are arranged for homes not built by the Company.

    In certain limited circumstances, the Company may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Also, the Company has occasionally provided financing pursuant to agreements of sale and second mortgages to purchasers of its homes and residential lots in Hawaii. The Company had notes receivable of $2.0 million at December 31, 1998 primarily comprised of second mortgages provided by the Company to home buyers who purchased homes as part of the Company's "zero-down" sales incentive program in Hawaii. To the extent the Company provides financing to its customers, it becomes subject to the risks inherent with such practices, including possible defaults by the purchasers. The Company believes that it has established adequate reserves to cover these risks and the Company does not record the related revenue and profit until the second mortgage is fully paid.

    Virtually all purchasers of the Company's homes finance their purchases with mortgage financing from lenders. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is adversely affected, the Company's residential real estate sales, gross margins and net income and the market prices of the Company's securities may be adversely impacted. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. In addition, the

Company believes that the availability of FHA mortgage financing is an important factor in marketing many of its homes. Any limitations or restrictions on the availability of such financing could adversely affect the Company's residential real estate sales. Furthermore, changes in Federal income tax laws may affect demand for new homes. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and demand for the Company's products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

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

ACQUISITIONS AND JOINT VENTURES

    Prior to 1997, the Company operated solely in the Hawaii market, one of the country's strongest residential housing markets in the late 1980's and early 1990's. Due to a decline in the Hawaiian economy which negatively impacted the Hawaiian residential housing market in the mid-1990's, the Company adopted a strategic expansion plan late in 1996 and early 1997 designed to geographically diversify the Company's operations outside of the Hawaii market in order to improve the Company's overall return on invested capital. The expansion plan provided for the redeployment of capital generated by the Hawaii division to housing markets in the Western United States that have experienced significant population and employment growth in recent years. As a result of its diversification efforts, the Company reported improved financial results in 1997 and 1998 with revenues of $229.6 million and $282.9 million, respectively, as compared to $93.6 million in 1996. In addition, since 1996 the Company (i) reduced its completed and unsold housing inventory in Hawaii by 53%, (ii) generated approximately $32 million and $28.5 million in cash flow in Hawaii, in 1997 and 1998, respectively, and (iii) derived approximately 63% and 70% of its revenues from sales in markets outside of Hawaii in 1997 and 1998, respectively.

    In January 1997, the Company acquired Melody, one of the largest homebuilders in Denver, Colorado for over 40 years, and Melody Mortgage, a mortgage brokerage firm for Melody homebuyers.

    On July 31, 1997, the Company acquired a 49% interest in Stafford Homes, a 30-year-old homebuilder in the greater Seattle/Puget Sound area of Washington State. The Company increased its interest to 89% in January 1999, and expects to acquire the remaining 11% interest in January 2001. The Company believes that the joint venture arrangement provided an opportunity for the Company to strategically expand into the Seattle/Puget Sound area, an attractive housing market, through a company with a good reputation, a strong management team and a significant land base.

    In July 1998, the Company acquired a 50% interest in a joint venture, The Ranch-Southpointe II LLC, to build 116 townhomes in Lafayette, Colorado.

    In October 1998, the Company expanded its presence in the Oregon market with its acquisition of certain assets (principally options to purchase land) and the employment of the former management team of Keys, a Portland, Oregon homebuilder. Keys was engaged in the construction and sale of high quality single-family, duplex and cottage homes targeted for the entry-level market. In the twelve months ended September 30, 1998, Keys closed the sales of 193 homes generating revenues of approximately $23.8 million. The Company believes that by adding the Keys management team to its existing Oregon division, the Company will benefit as a result of their experience and track record of profitability, together with their strong land position of approximately 733 lots under control at the time of acquisition.

    In addition, the Company has a 50% interest in Waiakoa Estates Subdivision Joint Venture, an unincorporated joint venture which is engaged in the development and sale of residential lots on the island of Maui and has a 50% interest in Iao Partners, a general partnership which is engaged in the development and sale of an "affordable" townhome residential project on the island of Maui.

    As part of its strategy to further diversify geographically and facilitate its expansion within its current markets and into new markets, the Company expects to continue to evaluate potential acquisitions of homebuilding companies, strategic investments and joint ventures.

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

    HAWAII'S AFFORDABLE HOUSING REQUIREMENTS. To promote affordable housing, governmental agencies in Hawaii have implemented various formal and informal policies at both the state and county level. As a condition to rezoning land for urban development, it is the current practice of certain County governments to negotiate agreements with residential land developers for the provision of affordable housing. Generally, these conditions require developers of residential projects to offer for sale to eligible buyers a portion typically from 10% to 60%, of the total number of units in the project at affordable prices usually determined as a price at which a purchaser earning up to 120% of the local median income is able to satisfy specified mortgage criteria. For purposes of determining whether a home is affordable, the Counties generally assume a 33% income-to-loan ratio, a monthly amount for common area expenses and taxes, a 30-year loan with an interest rate reflecting then current market conditions and various other factors. To ensure that homes sold pursuant to a governmentally imposed affordable housing requirement in Hawaii remain affordable to other eligible buyers and to prevent speculation, Counties typically impose transfer restrictions on purchasers of the Company's affordable homes. Agreements entered into between developers and County agencies may also provide for a shared appreciation arrangement whereby the County shares with the owner in the appreciation of the affordable home. Based upon this affordability criterion, specific price limitations are generally imposed on the homes that may satisfy a developer's affordable housing requirement. Increases in mortgage interest rates may decrease the sales price at which affordable homes may be sold thereby potentially reducing the profitability of affordable housing projects.

    Because a portion of the Company's focus is on Hawaii's affordable housing market, any material changes in the current policies of the Hawaii Land Use Commission and the various county authorities with regard to affordable housing conditions or related policies could adversely affect the Company's operations and financial results.

EMPLOYEES

    At December 31, 1998, the Company employed 269 persons, of whom 135 were executive, project management and administrative personnel, 113 were sales and marketing, escrow, and customer service/ warranty personnel and 21 were construction workers, who assist with punchlist clearing and other miscellaneous tasks. Although none of the Company's employees are covered by collective bargaining agreements, certain of the employees of contractors which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that it has good relationships with its employees and contractors.

    The Company's success is highly dependent upon the continuing services of its President and Chief Executive Officer, James K. Schuler. The loss of the services of James K. Schuler would have a material adverse effect on the Company.

    At December 31, 1998, James K. Schuler owned approximately 54% of the Company's Common Stock. Due to this ownership position, Mr. Schuler has the ability to control the affairs and policies of the Company and has the ability to elect a sufficient number of directors to control the Board and to approve or disapprove any matter submitted to a vote of stockholders. Furthermore, Mr. Schuler may have conflicts of interest with other stockholders with respect to the affairs and policies of the Company. Mr. Schuler's ownership position, together with the anti-takeover effects of certain provisions contained in the Company's Certificate of Incorporation and Bylaws and the repurchase option of the holders of the Company's Convertible Subordinated Debentures due 2003 (the "Debentures"), may have the effect of delaying, deferring or preventing a change in control of the Company. These factors could have a depressant effect on the market price of the Company's Debentures, Senior Notes and Common Stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

    In addition to executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Harvey L Goth..............................          66   Senior Vice President of Acquisition and
                                                            Development
David L. Oyler.............................          49   Vice President/Division President-- Melody
                                                            Homes, Inc.
Douglas M. Tonokawa........................          40   Vice President of Finance and Chief
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

    DOUGLAS M. TONOKAWA. Mr. Tonokawa joined the Company as Vice President of Finance in September 1992 and has also served as Chief Accounting Officer since 1996. From 1982 to September 1992, Mr. Tonokawa was employed at Ernst & Young LLP, a national accounting firm, where he reached the level of Senior Manager. Mr. Tonokawa is a member of the Hawaii Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

ITEM 2.  PROPERTIES.

    The Company leases approximately 7,300 square feet of office space for its corporate headquarters in Honolulu, Hawaii, pursuant to a lease expiring in October, 2000. The Company believes that its office space for its corporate headquarters in Hawaii is suitable and adequate for its needs for the foreseeable future or that adequate space will be readily available. The Company also leases approximately 4,800 square feet of space for its other offices in Hawaii, Northern California and Vancouver, Washington under leases expiring in 2001. However, the Company currently anticipates that as the Northern California and Pacific Northwest divisions expand, additional office space will be required.

    The Company owns an 11,225 square foot building in Colorado where Melody operates and has its corporate headquarters. In addition, the Company leases 1,938 square feet under a lease expiring in 1999 for its design center in Colorado. Melody Mortgage also leases 2,470 square feet of office space for its mortgage operations, under a lease which expires in 1999. The Company also leases approximately 5,100 square feet of space for its other offices in Colorado under leases expiring between 2001 and 2002. The Company currently anticipates that as the Colorado homebuilding operations expand, office expansion will also be necessary.

ITEM 3.  LEGAL PROCEEDINGS.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. The complaints do not specify an amount of damages, but include a claim for punitive damages. Based on its current understanding of the lawsuits, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims. The litigation continues to be vigorously defended. A court date has been set for April 1999 for the initial suit. Trial of the first action may proceed at that time. No trial date has been set in the second action. If these lawsuits were decided adversely to the Company in all material respects, they collectively could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted during the fourth quarter of 1998 to a vote of security-holders, through the solicitation of proxies or otherwise.

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

                                                                             HIGH        LOW
                                                                           ---------  ---------
1997
  Quarter ended March 31, 1997...........................................  $   6.875  $   5.375
  Quarter ended June 30, 1997............................................      6.000      4.875
  Quarter ended September 30, 1997.......................................      7.500      5.625
  Quarter ended December 31, 1997........................................      8.125      6.000

1998
  Quarter ended March 31, 1998...........................................  $   9.000  $   6.281
  Quarter ended June 30, 1998............................................     10.063      7.250
  Quarter ended September 30, 1998.......................................      9.125      6.875
  Quarter ended December 31, 1998........................................      7.875      6.375

1999
  Quarter ended March 31, 1999 (February 26, 1999).......................  $   6.750  $   8.938

    The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on February 26, 1999 was $8.063 per share. As of February 26, 1999, there were 208 holders of record of the Company's Common Stock. The Company estimates that as of February 26, 1999, there were approximately 1,000 beneficial holders of the Company's Common Stock.

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

                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1998         1997         1996         1995         1994
                                                  -----------  -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Residential real estate sales(1)..............  $   282,902  $   229,624  $    93,645  $   132,897  $   217,266
  Cost and expenses:
    Residential real estate sales...............      225,370      184,843       76,612      101,356      159,568
    Inventory impairment loss(2)................      --           --            23,910        9,405      --
    Selling and commissions.....................       19,124       17,268        7,767        7,333        7,912
    General and administrative..................       16,008       13,596        4,179        4,167        3,510
                                                  -----------  -----------  -----------  -----------  -----------
      Total costs and expenses..................      260,502      215,707      112,468      122,261      170,990
  Income (loss) from unconsolidated joint
    ventures....................................        2,435         (136)         157          967        3,307
                                                  -----------  -----------  -----------  -----------  -----------
      Operating income (loss)...................       24,835       13,781      (18,666)      11,603       49,583
  Other income (expense)........................       (4,243)      (4,261)          (9)         462          502
                                                  -----------  -----------  -----------  -----------  -----------
      Income (loss) before provision for income
        taxes...................................       20,592        9,520      (18,675)      12,065       50,085
  Provision (credit) for income taxes...........        7,876        3,634       (7,289)       4,703       19,336
                                                  -----------  -----------  -----------  -----------  -----------
      Net income (loss).........................  $    12,716  $     5,886  $   (11,386) $     7,362  $    30,749
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
  Net income (loss) per share (basic)...........  $      0.63  $      0.29  $     (0.55) $      0.35  $      1.47
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
  Weighted average shares outstanding (basic)...   20,102,922   20,100,267   20,583,860   20,874,177   20,867,215
  Net income (loss) per share (diluted)(3)......  $      0.63  $      0.29  $     (0.55) $      0.35  $      1.37
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
  Weighted average shares outstanding
    (diluted)...................................          N/A          N/A          N/A          N/A   23,501,205

                                                                                      AS OF DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1998       1997       1996       1995       1994
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash.............................................................  $   4,915  $   3,842  $   1,619  $   6,147  $   7,855
  Inventories......................................................    325,166    291,081    238,358    247,506    209,123
  Total assets.....................................................    385,543    340,571    268,947    273,370    279,678
  Revolving Credit Facility........................................     17,365     91,077     44,690     36,781     27,717
  9% Senior Notes due 2008.........................................     98,512     --         --         --         --
  6.50% Convertible Subordinated Debentures due 2003...............     57,500     57,500     57,500     57,500     57,500
  Other indebtedness...............................................      3,954      2,627     --         --         14,583
  Total debt.......................................................    177,331    151,204    102,190     94,281     99,800
  Total stockholders' equity.......................................    175,555    163,355    157,465    173,851    166,489

--------------------------

(1) Revenue from a sale is recognized upon the closing of the sale and when the down payment requirement has been met. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(2) Represents a non-cash charge pursuant to Financial Accounting Standards Board Statement No. 121. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

(3) Net Income (loss) per share (diluted) is computed by adding interest charged to cost of residential real estate sold which is applicable to the Convertible Subordinated Debentures (net of related income taxes) to net income and dividing by the weighted average number of shares outstanding, assuming conversion of all Convertible Subordinated Debentures. The computation of diluted earnings per share for 1998, 1997, 1996 and 1995 excludes the impact of the Convertible Subordinated Debentures, since the effect would be antidilutive.

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

    Schuler Homes' 1998 financial results reflected higher operating margins than in 1997, coupled with increased unit closings and sales volumes. From 1997 to 1998 revenues grew 23.2% from $229.6 million to $282.9 million, the number of units closed increased from 1,427 to 1,827. Net income increased 116.1% from $5.9 million in 1997 to $12.7 million in 1998.

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

    In July 1998, SHLR of Colorado, Inc. (a wholly-owned subsidiary of the Company) was formed to purchase a 50% ownership interest in The
Ranch-Southpointe II LLC for the development and sale of a residential townhouse project in Lafayette, Colorado.

    In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in Stafford, increasing its total ownership to 89%.

    In October 1998, the Company acquired certain assets (principally options to purchase land) of Keys, a Portland, Oregon homebuilder. Keys was engaged in the construction and sale of single-family, duplex and cottage homes targeted for the entry-level market. During the twelve months ended September 30, 1998, Keys closed the sales of 193 homes generating revenues of approximately $23.8 million.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

    The table below shows certain items in the Company's statements of operations data expressed as a percentage of total residential real estate sales.

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Residential real estate sales........................................      100.0%     100.0%     100.0%
Costs and expenses:
  Residential real estate sales......................................       79.7       80.5       81.8
  Inventory impairment loss..........................................     --         --           25.5
  Selling and commissions............................................        6.8        7.5        8.3
  General and administrative.........................................        5.6        5.9        4.5
                                                                       ---------  ---------  ---------
Total costs and expenses.............................................       92.1       93.9      120.1
Income (loss) from unconsolidated joint ventures.....................        0.9       (0.1)       0.2
                                                                       ---------  ---------  ---------
  Operating income (loss)............................................        8.8%       6.0%     (19.9)%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

OPERATING DATA

    The operating data shown below shows certain data regarding units closed, average sales prices of units closed, and backlog.

                                                                               YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                          1998           1997           1996
                                                                     --------------  -------------  -------------
SELECTED OPERATING DATA:
  Unit closings
    Colorado.......................................................           1,090            950       --
    Hawaii(1)......................................................             320            343            460
    Northern California............................................              83             15       --
    Oregon.........................................................              63              9       --
                                                                     --------------  -------------  -------------
      Total Consolidated...........................................           1,556          1,317            460
    Unconsolidated Joint Ventures:
      Hawaii(2)....................................................              20             28             52
      Washington(3)................................................             251             82       --
      Colorado(4)..................................................        --             --             --
                                                                     --------------  -------------  -------------
  Total............................................................           1,827          1,427            512
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
  Average sales price
    Colorado.......................................................  $      158,000  $     149,000  $    --
    Hawaii(1)......................................................         268,000        228,000        234,000
    Northern California............................................         154,000        141,000       --
    Oregon.........................................................         198,000        179,000       --
      Total Consolidated...........................................         182,000        169,000        234,000
    Unconsolidated Joint Ventures:
      Hawaii(2)....................................................         121,000        130,000        126,000
      Washington(3)................................................         240,000        223,000       --
      Colorado(4)..................................................        --             --             --
    Total..........................................................         189,000        172,000        225,000
Backlog at period end, units(5)....................................             681            408             78
Backlog at period end, aggregate sales value(5)....................  $  123,886,000  $  76,125,000  $  18,277,000

------------------------

(1) Includes homes and lots sold pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $0.3 million, $3.4 million and $14.7 million of revenues associated with 2, 18 and 70 zero-down closings were deferred in 1998, 1997 and 1996, respectively, until the related notes receivables are paid in full.

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

(4) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado, The Ranch-Southpointe II LLC, which was entered into in July, 1998.

(5) Represents homes/lots subject to pending sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESIDENTIAL REAL ESTATE SALES

    The Company's sales of residential real estate (revenues) in 1998 were $282.9 million, an increase of 23.2% as compared to 1997 sales of $229.6 million. The increase in revenues reflects a larger number of and higher average sales price of unit sales closed in 1998 relative to 1997. The Company's average sales price per unit increased in 1998 to $189,000, a 9.9% increase from an average sales price per unit of $172,000 in 1997. The increase in the average sales price per unit was attributable to increased sales prices in the Company's mainland markets resulting from strong market conditions, in combination with a different mix of homes delivered in 1998 as compared to 1997.

    The Company's revenues in 1997 were $229.6 million, an increase of 145.2% as compared to 1996 revenues of $93.6 million. The increase in revenues reflects a larger number of unit sales closed in 1997 relative to 1996, partially offset by lower average sales prices in 1997 than in 1996. During 1997, the Company recognized $10.1 million of deferred revenue related to 53 of the 70 sales that closed in 1996 pursuant to the Company's zero-down sales program, in which the Company provided new home buyers with second mortgages of up to 20% of the purchase price. Revenue and profit recognition on these zero-down sales was deferred until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997 when the second mortgages were sold.

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

    Cost of residential real estate sales in 1998 were $225.4 million, an increase of 21.9% as compared to cost of residential real estate sales in 1997 of $184.8 million. This increase reflects a larger number of unit sales in 1998 relative to 1997. As a percentage of revenues, cost of residential real estate sold decreased in 1998 to 79.7% from 80.5% in 1997. This decrease reflects higher margins realized by the Colorado division primarily due to an increase in average sales prices and higher margins in the Company's Hawaii operation primarily as a result of the impact in 1997 of the recognition of costs related to the sales of second mortgages associated with zero-down sales deferred in 1996.

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

COSTS AND EXPENSES--INVENTORY IMPAIRMENT LOSS

    Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that inventories which are substantially completed are carried at the lower of cost or fair value less selling cost, determined by applying a risk adjusted discount rate to estimates of future cash flows. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated.

    The estimates of future cash flows require significant judgment relating to the level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and the level of consumer confidence, among other items. While the Company did not recognize a FASB

121 charge in 1998 or 1997, no assurances can be given that changes in estimates will not occur in subsequent periods.

    During 1996, the Company recognized an impairment loss in its Hawaii division of $23.9 million, ($14.6 million after-tax) primarily related to (i) an increase in completed inventories due to the substantial completion of the second high-rise building at the Company's Country Club Village project located in Salt Lake on Oahu and (ii) the decline experienced by the Company in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects on some of which impairment losses were recognized in 1995. The Company's completed and unsold inventories in its wholly owned projects in Hawaii have declined by 53% at December 31, 1998 as compared to December 31, 1996. In addition, the Company postponed the construction of the third and last high-rise building at Country Club Village in order to reduce completed inventories in this project in the future.

COSTS AND EXPENSES--SELLING AND COMMISSIONS

    Selling and commissions expense represents the selling and marketing costs associated with the sale of homes. Such costs include commissions, sales incentives offered to buyers, advertising costs, model and sales office costs and other general sales and marketing costs.

    Selling and commissions expense in 1998 was $19.1 million, an increase of 10.7% as compared to selling and commissions expense in 1997 of $17.3 million. As a percentage of revenues, selling and commissions decreased to 6.8% in 1998 from 7.5% in 1997. This decrease is a result of the selling costs and commissions increasing at a lower rate than revenues.

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

COSTS AND EXPENSES--GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of the cost of residential real estate sales.

    General and administrative expenses in 1998 were $16.0 million, an increase of 17.7% as compared to general and administrative expenses of $13.6 million in 1997. As a percentage of revenues, general and administrative expenses decreased to 5.6% in 1998 from 5.9% in 1997. This decrease is a result of general and administrative expenses increasing at a lower rate than revenues.

    General and administrative expenses in 1997 were $13.6 million, an increase of 225.3% as compared to general and administrative expenses in 1996 of $4.2 million. The increase in general and administrative expenses reflect the addition of the Colorado division in 1997 and the start-up of operations in Northern California and Washington. As a percentage of revenues, general and administrative expenses increased to 5.9% in 1997 from 4.5% in 1996. This increase reflects the above-mentioned increases and higher costs relative to revenues in the Hawaii division.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

    Income from unconsolidated joint ventures represents the Company's 49% interest in the operations of Stafford and its 50% interest in the operations of two joint ventures in Hawaii. The increase in this income from 1997 to 1998 is primarily the result of the growth in income from the Company's 49% interest in Stafford of $1.9 million. The decrease in this income in 1997 relative to 1996 is primarily the result of the

Company's share of a loss recognized by one of its Hawaii joint ventures in 1997, Iao Partners, of $397,000, which was driven by the Company's share of a FASB 121 charge of $522,000. This 1997 loss was offset in part by the Company's share of income since the date of acquisition (July 1997) of $329,000 in Stafford.

    In January 1999, the Company increased its ownership interest in Stafford Homes to 89%. In 1999, the Company anticipates the results of operations of Stafford to be consolidated with the Company's financial statements and not treated as income from unconsolidated joint ventures.

OTHER INCOME (EXPENSE)

    Other income (expense) represents (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and a covenant-not-to-compete related to the Melody acquisition; less interest income. The increase from 1997 to 1998 is primarily the result of an increase in the amount of interest and financing fees expensed. The increase from 1996 to 1997 relates primarily to the acquisition of Melody in January 1997, and the associated amortization of goodwill and covenant not-to-compete.

PROVISION (CREDIT) FOR INCOME TAXES

    The effective combined tax rates were approximately 38.2%, 38.2% and 39.0% in 1998, 1997 and 1996, respectively. The lower effective income tax rate for 1998 and 1997 primarily reflects lower Colorado state income tax rate as compared to Hawaii's state income tax rate.

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

    The following table sets forth the Company's backlog, for both homes and residential lots, at December 31, 1998, 1997, and 1996, which includes homes and lots sold pursuant to the Company's zero-down sales program and 100% of the backlog related to projects developed by the Company's joint ventures in Hawaii and Washington.

                                                DECEMBER 31, 1998           DECEMBER 31, 1997           DECEMBER 31, 1996
                                           ---------------------------  --------------------------  --------------------------
                                                          AGGREGATE                    AGGREGATE                   AGGREGATE
                                             NUMBER      SALES VALUE      NUMBER      SALES VALUE     NUMBER      SALES VALUE
                                           -----------  --------------  -----------  -------------  -----------  -------------
Consolidated:
  Colorado(1)............................         457   $   78,075,000         267   $  41,284,000      --       $    --
  Hawaii.................................          47       11,903,000          67      19,774,000          71      17,204,000
  Northern California....................          35        6,508,000          14       1,905,000      --            --
  Oregon.................................          76       13,397,000          14       2,676,000      --            --
                                                  ---   --------------         ---   -------------         ---   -------------
Total Consolidated.......................         615      109,883,000         362      65,639,000          71      17,204,000
Unconsolidated Joint Ventures:
  Hawaii.................................           5          620,000           3         398,000           7       1,073,000
  Washington(2)..........................          41       10,272,000          43      10,088,000      --            --
  Colorado(3)............................          20        3,111,000      --            --            --            --
                                                  ---   --------------         ---   -------------         ---   -------------
Total....................................         681   $  123,886,000         408   $  76,125,000          78   $  18,277,000
                                                  ---   --------------         ---   -------------         ---   -------------
                                                  ---   --------------         ---   -------------         ---   -------------

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

(3) Reflects the backlog of the Company's 50%-owned joint venture in Colorado, The Ranch-Southpointe II LLC, which was entered into in July 1998.

    The average sales prices of the homes and lots comprising backlog for consolidated projects at December 31, 1998, 1997 and 1996 were $179,000, $181,000 and $242,000, respectively. The lower average sales prices in 1998 and 1997 relative to 1996 primarily reflects an increase in the number of homes sold in the Company's mainland U.S. divisions as a result of the strength of the housing markets in those areas, where the average sales prices are lower than in Hawaii, which made up 100% of the backlog in 1996.

    The increase in backlog in Colorado from 1997 to 1998 reflects a higher rate of new home sales. These improvements are related to a greater number of projects under development and a strong overall housing market in the Denver metropolitan area. The California and Oregon divisions backlog increased as a result of a greater number of projects under development in 1998 as compared to 1997.

    Due to the ability of buyers to cancel their sales contracts, no assurance can be given that homes in backlog will result in actual closings.

VARIABILITY OF RESULTS; OTHER FACTORS

    The Company has experienced, and expects to continue to experience, significant variability in sales and net income. Factors that contribute to variability of the Company's results include: the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; the Company's ability to continue to acquire additional land on favorable terms for future developments; the condition of the real estate markets and economies in which the Company operates; the cyclical nature of the homebuilding industry and changes in prevailing interest rates; costs of material and labor; and delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals, building permits and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development, and from fiscal quarter to fiscal quarter.

    In addition, the Company believes that the market price of its common stock may at times be adversely affected due to the Company's relatively small size when compared to certain other publicly traded national homebuilding firms. The Company further believes that the price of its common stock may be adversely affected due to the relatively low trading volume for its shares.

YEAR 2000 COMPLIANCE

    The Company has developed and is currently executing a plan designed to make its computer systems Year 2000 compliant. The plan covers four stages including
(i) inventory, (ii) assessment, (iii) remediation, and (iv) testing. The Company has substantially completed the inventory, assessment and remediation stages for its systems and applications. The Company has started its testing of these systems and applications, and expects to complete such testing by mid-1999.

    The Company currently estimates that approximately $80,000 will be incurred to address Year 2000 issues. As of December 31, 1998, approximately $50,000 has been incurred and expensed. The Company anticipates that its Year 2000 costs will be funded from operations, and does not expect to defer any other information technology projects as a result of its Year 2000 efforts. The Company does not anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

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

    In connection with the purchase of its 49% interest in Stafford 1997, the Company entered into an agreement to make loans available to Stafford in an aggregate principal amount of up to $10.0 million (increased from $5.0 million as of June 1, 1998). In addition, the Company had an option to purchase the remaining 51% interest in Stafford based on a pre-determined formula, subject to certain contingencies. In January 1999, the Company increased its ownership interest in Stafford to 89% and refinanced Stafford's existing debt. As of December 31, 1998, Stafford's total assets were approximately $54.4 million and notes payable were approximately $38.2 million, of which $9.5 million was outstanding to the Company. The Company anticipates that it will acquire the remaining 11% interest in Stafford in January 2001.

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

    Effective September 30, 1998, the Company reduced the amount of its Revolving Credit Facility from $97.6 million to $90 million. The Company has a one-time option to increase the amount of the facility to $120 million. In addition, the Company has a one-time option to reduce the amount of the facility by $30 million on an irrevocable basis, provided the facility has been increased to $120 million for at least six months. The Revolving Credit Facility expires on July 1, 2001 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. At December 31, 1998, $72.6 million of the Company's line of credit was unused, of which $5.4 million is restricted to withdrawal for specific project costs and letters of credit.

    The Company has no material commitments or off-balance sheet financing arrangements that would tend to affect future liquidity. The Company believes that cash flow from operations and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 1999. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company may need to raise additional funds in order to support more rapid expansion, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of debt or equity securities, bank debt, or otherwise. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company has limited its market risk on $30 million of its Revolving Credit Facility by entering into an interest rate swap agreement, which converts floating rate debt to a fixed rate basis. This derivative financial instrument is used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

    As an example, based upon the Company's average bank borrowings of $49.2 million during 1998, if the interest rate indexes on which the Company's bank borrowing rates are based were to increase 100 basis points in 1999, interest incurred would increase and cash flows would decrease in 1999 by $192,000, which amount reflects the effect on interest on the portion of the bank borrowings in excess of the $30 million under the interest rate swap agreement. A portion of the increased interest would be expensed as a period cost in 1999, while the balance would be capitalized to real estate inventories and be expensed as a component of the cost of residential real estate sales in 1999 and future years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors........................................................          32

Consolidated Balance Sheets, December 31, 1998 and 1997...............................          33

Consolidated Statements of Operations for years ended December 31, 1998, 1997 and
  1996................................................................................          34

Consolidated Statements of Stockholders' Equity for years ended December 31, 1998,
  1997 and 1996.......................................................................          35

Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and
  1996................................................................................          36

Notes to Consolidated Financial Statements............................................          37

SCHEDULES

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

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

  4.4 Indenture between the Company and U.S. Trust Company of California, N.A., as Trustee, dated May 6, 1998. (Incorporated by reference to the Company's
       Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number
       0-19891.)

  4.5 Form of Senior Notes (included in Exhibit 4.4). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998;
       Commission file number 0-19891.)

  4.6  Registration Rights Agreement dated as of April 30, 1998 between the
       Company and the Initial Purchasers. (Incorporated by reference to Exhibit
       4.5 of the Company's Registration Statement under Securities Act on Form
       S-4, Registration No. 333-57723.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
+10.3  Form of Stock Option Agreement. (Incorporated by reference to Exhibit 28.2 of the Company's registration statement under the Securities Act on Form
       S-8, Registration No. 33-53044.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.16 Purchase Agreement (Parcel 9) dated July 30, 1993 between the Company and
       AMFAC Property Development Corp., a Hawaii Corporation. (Incorporated by
       reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
       dated September 30, 1993; Commission file number 0-19891.)

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

+10.22 Amendment to the Schuler Homes, Inc. 401(k) Retirement Savings Plan (005)
       (Sections 1.5(a) and 1.11, effective January 1, 1994; and Sections 2.1 and
       2.2, effective September 16, 1994). (Incorporated by reference to Exhibit
       10.1 of the Company's Quarterly Report on Form 10-Q dated September 30,
       1994; Commission file number 0-19891.)

 10.23 Agreement for Increased Density on Parcels 10, 15, 16 and 20 between the
       Company and AMFAC Property Development Corp. dated December 12, 1994.
       (Incorporated by reference to Exhibit 10.82 of the Company's 1994 Annual
       Report on Form 10-K; Commission file number 0-19891.)

 10.24 Agreement (Kapolei Knolls) between the Company and Finance Realty, Ltd.
       dated September 11, 1995. (Incorporated by reference to the Company's
       Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

 10.25 Agreement between Waiakoa Estates Subdivision Joint Venture and Betsill
       Brothers Construction, Inc. dated September 16, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September
       30, 1995; Commission file number 0-19891.)

 10.26 Amended and Restated Purchase and Sale Agreement between the Company and
       Gentry Development Company and Gentry Homes, Ltd., dated November 20,
       1995. (Incorporated by reference to the Company's 1995 Annual Report on
       Form 10-K; Commission file number 0-19891.)

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.27 Contract for Purchase and Sale of Real Property between the Company and
       Investek Properties Company, LLC, dated June 19, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30,
       1996; Commission file number 0-19891.)

 10.28 Real Estate Purchase Agreement between Schuler Homes of California, Inc.
       and Frank J. Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September
       30, 1996; Commission file number 0-19891.)

 10.29 Option Agreement between Schuler Homes of California, Inc. and Frank J.
       Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the
       Company's Quarterly Report on Form 10-Q dated September 30, 1996;
       Commission file number 0-19891.)

 10.30 Real Estate Purchase and Sale Agreement between the Company and Coop
       Family Limited Partnership, dated September 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September
       30, 1996; Commission file number 0-19891.)

 10.31 Supplement No. 1 to Credit Agreement between the Company, certain Banks and First Hawaiian Bank, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997;
       Commission file number 0-19891.)

 10.32 Security Agreement between Melody Homes, Inc. and Melody Mortgage Company, and First Hawaiian Bank, dated January 8, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997;
       Commission file number 0-19891.)

 10.33 Amended and Restated Loan Agreement between Melody Homes, Inc. and Bank
       One, dated November 25, 1996. (Incorporated by reference to the Company's
       Current Report on Form 8-K dated January 8, 1997; Commission file number
       0-19891.)

 10.34 Modification Agreement between Melody Homes, Inc. and Bank One, dated
       January 8, 1997. (Incorporated by reference to the Company's Current
       Report on Form 8-K dated January 8, 1997; Commission file number 0-19891.)

 10.35 News release dated January 8, 1997 regarding the completion of the acquisition of Melody Homes and Mortgage. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1997; Commission number 0-19891.)

 10.36 Second Amendment to Loan Documents between the Company, certain Banks,
       First Hawaiian Bank and Bank of America NT & SA, dated April 29, 1998.
       (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number 0-19891.)

 10.37 Guaranty between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated April 29, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998;
       Commission file number 0-19891.)

 10.38 Release of Negative Pledge Agreement between the Company, certain Banks and First Hawaiian Bank, dated April 29, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998;
       Commission file number 0-19891.)

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
+10.39 Schuler Homes, Inc. 1998 Employee Stock Purchase Plan. (Incorporated by
       reference to Exhibit 99.1 of the Company's registration statement under the Securities Act on Form S-8, Registration No. 333-60305.)

 10.40 Second Amended and Restated Credit Agreement between the Company, certain
       Banks, First Hawaiian Bank and Bank of America NT & SA, dated September
       30, 1998. (Incorporated by reference to the Company's Quarterly Report on
       Form 10-Q dated September 0, 1998; Commission file number 0-19891.)

 10.41 Guaranty by wholly-owned subsidiaries of the Company, dated September 30, 1998, relating to Second Amended and Restated Credit Agreement dated
       September 30, 1998. (Incorporated by reference to the Company's Quarterly
       Report on Form 10-Q dated September 30, 1998; Commission file number
       0-19891.)

+*10.42 Restated Schuler Homes, Inc. 401(k) Retirement Savings Plan, effective
       April 1, 1998.

*10.43 First Amendment to Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT &
       SA, dated January 21, 1999.

*10.44 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated January 21, 1999.

 21 Subsidiaries of the Registrant. (Incorporated by reference to Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form
       10-K.)

*23.1  Consent of Independent Auditors.

*27    Financial Data Schedule

------------------------

*   Filed herewith

+   Management contract, compensatory plan or arrangement

    (D) SEE ITEM 14(1c).

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schuler Homes, Inc.

    We have audited the accompanying consolidated balance sheets of Schuler Homes, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuler Homes, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Honolulu, Hawaii
March 15, 1999

                              SCHULER HOMES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1998          1997
                                                              ------------  ------------

ASSETS

Cash and cash equivalents (restricted--Note 2)..............  $  4,915,000  $  3,842,000
Receivables.................................................     1,932,000       880,000
Prepaid income taxes........................................       381,000     1,682,000
Real estate inventories (Note 3)............................   325,166,000   291,081,000
Investments in unconsolidated joint ventures (Note 4).......    23,998,000    16,026,000
Deposits....................................................     2,705,000     1,691,000
Deferred offering costs, net (Notes 9 and 10)...............     1,976,000     1,171,000
Notes receivable (Note 2)...................................     1,956,000     2,406,000
Deferred income taxes (Note 6)..............................     3,957,000     4,002,000
Intangibles, net (Note 1)...................................    13,879,000    13,742,000
Other assets................................................     4,678,000     4,048,000
                                                              ------------  ------------
Total assets................................................  $385,543,000  $340,571,000
                                                              ------------  ------------
                                                              ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $ 15,954,000  $ 12,805,000
Accrued expenses............................................    16,703,000    13,207,000
Notes payable to bank (Note 5)..............................    17,365,000    91,077,000
Notes payable to others.....................................     3,954,000     2,627,000
Senior notes (Note 9).......................................    98,512,000       --
Convertible subordinated debentures (Note 10)...............    57,500,000    57,500,000
                                                              ------------  ------------
Total liabilities...........................................   209,988,000   177,216,000

Commitments and contingencies (Notes 5 and 11)

Stockholders' equity (Notes 1, 8 and 10):
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 20,892,465 and 20,874,927 shares issued at
    December 31, 1998 and 1997, respectively................       209,000       209,000
  Additional paid-in capital................................    93,201,000    93,100,000
  Retained earnings.........................................    87,762,000    75,046,000
  Treasury stock, at cost; 869,000 and 774,000 shares at
    December 31, 1998 and 1997, respectively................    (5,617,000)   (5,000,000)
                                                              ------------  ------------
Total stockholders' equity..................................   175,555,000   163,355,000
                                                              ------------  ------------
Total liabilities and stockholders' equity..................  $385,543,000  $340,571,000
                                                              ------------  ------------
                                                              ------------  ------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         1998         1997         1996
                                                      -----------  -----------  -----------
Residential real estate sales.......................  $282,902,000 $229,624,000 $93,645,000
Costs and expenses:
  Residential real estate sales.....................  225,370,000  184,843,000   76,612,000
  Inventory impairment loss (Note 3)................      --           --        23,910,000
  Selling and commissions...........................   19,124,000   17,268,000    7,767,000
  General and administrative (Note 7)...............   16,008,000   13,596,000    4,179,000
                                                      -----------  -----------  -----------
Total costs and expenses............................  260,502,000  215,707,000  112,468,000
Income (loss) from unconsolidated joint ventures
  (Note 4)..........................................    2,435,000     (136,000)     157,000
                                                      -----------  -----------  -----------
Operating income (loss).............................   24,835,000   13,781,000  (18,666,000)
Other income (expense)..............................   (4,243,000)  (4,261,000)      (9,000)
                                                      -----------  -----------  -----------
Income (loss) before provision for income taxes.....   20,592,000    9,520,000  (18,675,000)
Provision (credit) for income taxes (Note 6)........    7,876,000    3,634,000   (7,289,000)
                                                      -----------  -----------  -----------
Net income (loss)...................................  $12,716,000  $ 5,886,000  $(11,386,000)
                                                      -----------  -----------  -----------
                                                      -----------  -----------  -----------
Net income (loss) per share (Note 12):
  Basic and diluted.................................  $      0.63  $      0.29  $     (0.55)
                                                      -----------  -----------  -----------
                                                      -----------  -----------  -----------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK      ADDITIONAL
                                        --------------------   PAID-IN     RETAINED     TREASURY
                                         SHARES     AMOUNT     CAPITAL     EARNINGS      STOCK        TOTAL
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1995..........  20,874,177 $ 209,000  $93,096,000 $80,546,000  $   --      $173,851,000
Reacquisition of the Company's common
  stock...............................   (774,000)    --          --          --       (5,000,000)  (5,000,000)
Net loss..............................     --         --          --      (11,386,000)     --      (11,386,000)
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1996..........  20,100,177   209,000  93,096,000   69,160,000  (5,000,000) 157,465,000
Issuance of common stock from exercise
  of stock options (Note 8)...........        750     --           4,000      --           --            4,000
Net income............................     --         --          --        5,886,000      --        5,886,000
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1997..........  20,100,927   209,000  93,100,000   75,046,000  (5,000,000) $163,355,000
Issuance of common stock from exercise
  of stock options (Note 8)...........     17,538     --         101,000      --           --          101,000
Reacquisition of the Company's common
  stock...............................    (95,000)    --          --          --         (617,000)    (617,000)
Net income............................     --         --          --       12,716,000      --       12,716,000
                                        ---------  ---------  ----------  -----------  ----------  -----------
Balance at December 31, 1998..........  20,023,465 $ 209,000  $93,201,000 $87,762,000  $(5,617,000) $175,555,000
                                        ---------  ---------  ----------  -----------  ----------  -----------
                                        ---------  ---------  ----------  -----------  ----------  -----------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)..................................  $ 12,716,000  $  5,886,000  $(11,386,000)
Adjustment to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization expense............     3,162,000     2,883,000       814,000
  (Income) loss from unconsolidated joint
    ventures.......................................    (2,360,000)      143,000       (72,000)
  Sales financed by Company........................       --            --           (152,000)
  Principal payments of notes receivable...........       207,000     2,303,000       190,000
  Increase in allowance for doubtful accounts......        96,000       --            --
Changes in assets and liabilities:
  (Increase) decrease in receivables...............    (1,052,000)      654,000        92,000
  (Increase) decrease in prepaid income taxes......     1,301,000       922,000    (2,047,000)
  (Increase) decrease in deposits..................    (1,014,000)   (1,208,000)      518,000
  (Increase) decrease in real estate inventories...   (34,375,000)  (12,775,000)   10,358,000
  (Increase) decrease in other assets..............      (711,000)   (1,294,000)     (262,000)
  Increase (decrease) in accounts payable..........     3,149,000     7,438,000      (420,000)
  Increase (decrease) in accrued expenses..........     2,473,000     3,696,000       (16,000)
  Change in deferred income taxes..................        45,000     3,354,000    (5,538,000)
                                                     ------------  ------------  ------------
    Net cash provided by (used in) operating
      activities...................................   (16,363,000)   12,002,000    (7,921,000)

INVESTING ACTIVITIES:
Payment for purchase of Melody Homes and Mortgage,
  net of cash acquired.............................       --        (29,508,000)      --
Investments in unconsolidated joint ventures.......    (1,000,000)   (2,980,000)      --
Advances to unconsolidated joint ventures..........    (8,431,000)   (1,724,000)   (4,082,000)
Repayments of advances to unconsolidated joint
  ventures.........................................       263,000       145,000     4,248,000
Capital distributions from unconsolidated joint
  venture..........................................     3,557,000       --            128,000
Purchase of property and equipment.................      (432,000)     (664,000)      (39,000)
                                                     ------------  ------------  ------------
  Net cash provided by (used in) investing
    activities.....................................    (6,043,000)  (34,731,000)      255,000

FINANCING ACTIVITIES:
Proceeds from bank borrowings......................   294,064,000   223,147,000   115,723,000
Principal payments on bank borrowings..............  (367,776,000) (198,427,000) (107,814,000)
Net (increase) decrease in deferred offering
  costs............................................      (805,000)      228,000       229,000
Proceeds from issuance of senior notes, net of
  discount.........................................    98,408,000       --            --
Net decrease in discount on issuance of senior
  notes............................................       104,000       --            --
Proceeds from issuance of common stock from
  exercise of stock options........................       101,000         4,000       --
Reacquisition of the Company's common stock........      (617,000)      --         (5,000,000)
                                                     ------------  ------------  ------------
  Net cash provided by (used in) financing
    activities.....................................    23,479,000    24,952,000     3,138,000
                                                     ------------  ------------  ------------
Increase (decrease) in cash........................     1,073,000     2,223,000    (4,528,000)
Cash and cash equivalents (restricted) at beginning
  of period........................................     3,842,000     1,619,000     6,147,000
                                                     ------------  ------------  ------------
Cash and cash equivalents (restricted) at end of
  period...........................................  $  4,915,000  $  3,842,000  $  1,619,000
                                                     ------------  ------------  ------------
                                                     ------------  ------------  ------------

                            See accompanying notes.

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL

    Schuler Homes, Inc. (the Company) was incorporated in Hawaii in March 1988 and, during January 1992, was reincorporated in Delaware. The Company is engaged in the development and sale of residential real estate in the following geographic markets: Colorado, Hawaii, Northern California, Oregon and Washington.

    The Company has ownership interests in the following entities:

    - Melody Homes, Inc., a wholly-owned subsidiary incorporated in Delaware--This entity is engaged in the development and sale of residential real estate in Colorado. This entity was acquired by the Company in January 1997.

    - Melody Mortgage Co., a wholly-owned subsidiary incorporated in Colorado--This entity is a mortgage brokerage firm for Melody home buyers. This entity was acquired by the Company in January 1997.

    - Schuler Homes of California, Inc., a wholly-owned subsidiary incorporated in California--This entity is engaged in the development and sale of residential real estate in California. This entity was formed in June, 1996.

    - Schuler Homes of Washington, Inc., a wholly-owned subsidiary incorporated in the state of Washington--This entity is engaged in the development and sale of residential real estate in the state of Washington. This entity was formed in August 1996.

    - Schuler Homes of Oregon, Inc., a wholly-owned subsidiary incorporated in Oregon--This entity is engaged in the development and sale of residential real estate in Oregon. This entity was formed in October 1996. The Company further expanded its Oregon operations in October 1998 through the acquisition of certain assets of Keys Homes, Inc., a Portland, Oregon homebuilder.

    - SHLR of Washington, Inc., a wholly-owned subsidiary incorporated in the state of Washington-- This entity owns a 49% interest in SSHI LLC (dba Stafford Homes), which is engaged in the development and sale of residential real estate in the state of Washington. This entity was formed in July 1997. In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in SSHI LLC, increasing the Company's ownership to 89%.

    - SHLR of Colorado, Inc., a wholly-owned subsidiary incorporated in Colorado--This entity owns a 50% interest in The Ranch-Southpointe II LLC, which is engaged in the development and sale of residential real estate in Colorado. This entity was formed in July 1998.

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

                              SCHULER HOMES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments and other short-term investments (less than 3 months) to be cash equivalents.

    REAL ESTATE INVENTORIES

    Real estate inventories consist of raw land, lots under development, houses under construction and completed homes. Pursuant to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows, resulting in a lower value than under the net realizable value method previously required. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated.

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

                              SCHULER HOMES, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLES

    Intangibles consist of goodwill and covenants not-to-compete, which resulted from the Company's past acquisitions. The intangibles are being amortized on a straight-line basis over periods ranging from 15 to 20 years. Accumulated amortization at December 31, 1998 is approximately $1,461,000.

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

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

                              SCHULER HOMES, INC.

3.  REAL ESTATE INVENTORIES

    Real estate inventories consist of the following:

                                                         DECEMBER 31,
                                                   ------------------------
                                                      1998         1997
                                                   -----------  -----------
Unimproved land held for future development......  $34,472,000  $42,955,000
Development projects in progress.................  251,821,000  205,060,000
Completed inventory (including lots held for
  sale)..........................................   38,873,000   43,066,000
                                                   -----------  -----------
                                                   $325,166,000 $291,081,000
                                                   -----------  -----------
                                                   -----------  -----------

    Completed inventory includes residential units which are substantially ready for occupancy.

    Pursuant to the adoption of FASB Statement No. 121, the Company recognized an impairment loss of $23,910,000 in 1996, primarily related to a) an increase in completed inventories due to the substantial completion of a high-rise project and b) the decline experienced by the Company in the rate of new home sales contracts entered into, which resulted in a more conservative outlook with respect to the estimate of future cash flows for certain other completed projects, on some of which, impairment losses were recognized in 1995. No losses were recognized on land held for future development or inventories under current development.

    The Company has notes payable to land sellers with a principal balance of $3,954,000 at December 31, 1998, which relate to land purchased for future residential development. The notes are secured by mortgages on the purchased land.

4.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    Condensed combined financial information as of December 31, 1998, 1997 and 1996 and for the years then ended are as follows:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------
Assets (primarily real estate inventories)......  $  71,910,000  $  53,298,000  $  17,074,000
Liabilities.....................................     46,953,000     30,452,000        155,000
                                                  -------------  -------------  -------------
Equity..........................................  $  24,957,000  $  22,846,000  $  16,919,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Revenues........................................  $  63,933,000  $  22,011,000  $   6,657,000
Expenses........................................     59,090,000     22,071,000      6,166,000
                                                  -------------  -------------  -------------
Net income (loss)...............................  $   4,843,000  $     (60,000) $     491,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    On July 31, 1997, the Company (through a new wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in Stafford, with an option to purchase the remaining 51% interest, subject to certain contingencies. In connection with this acquisition, the Company entered into an agreement to make revolving loans to the acquiree in an aggregate principal amount of up to $5,000,000 (increased to $10,000,000 in 1998). At December 31, 1998, outstanding loans pursuant to this agreement totaled $9,500,000. The Company accounts for this investment as an unconsolidated joint venture under the equity method of accounting. The increase in amounts on the above table

                              SCHULER HOMES, INC.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED) from 1996 to 1997 is due primarily to the acquisition of a 49% interest in Stafford. In January 1999, the Company increased its interest in Stafford to 89% and refinanced Stafford's debt with the Company's line of credit facility.

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

    Investment in unconsolidated joint ventures includes accrued but unpaid partnership management fees due from the Company's 50% general partner in Iao of $612,000 and $583,000 at December 31, 1998 and 1997, respectively. The Iao partnership agreement provides for the payment of the partnership management fees to the Company from the cash flow of Iao.

    The Company's loss from unconsolidated joint ventures in 1997 is primarily the result of the Company's share of the loss recognized by Iao of $397,000, offset in part by the Company's share of the income of Stafford of $329,000. As of December 31, 1998, the Company's cumulative share of the undistributed profits of its joint ventures is $9,117,000.

    Included in the investments in unconsolidated joint ventures of the Company, and in the liabilities of the joint ventures are advances from the Company to its unconsolidated joint ventures of $9,611,000, $1,521,000, and $0 at December 31, 1998, 1997 and 1996, respectively.

5.  NOTES PAYABLE TO BANK

    In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes (see Note 9). Effective September 30, 1998, the Company reduced the amount of its Revolving Credit Facility from $97,600,000 to $90,000,000. The Company has a one-time option to increase the amount of the facility to $120,000,000. In addition, the Company has a one-time option to reduce the amount of the facility by $30,000,000 on an irrevocable basis, provided the facility has been increased to $120,000,000 for at least six months. The facility expires on July 1, 2001 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of December 31, 1998, the Company met such financial ratios and covenants.

    The Company has an interest rate swap to pay LIBOR (currently fixed at 5.75%) on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 7%, the swap reverses for that payment period and no interest payments are exchanged. The interest rate differential to be received or paid is recognized during the period as an adjustment to interest incurred. The interest rate swap terminates on August 1, 2003.

    The Company's notes payable at December 31, 1998 consist of borrowings under its credit facilities. At December 31, 1998, the Company's bank borrowings were at interest rates of prime (7.75%) and

                              SCHULER HOMES, INC.

5.  NOTES PAYABLE TO BANK (CONTINUED)
LIBOR plus 1.5% (6.69%). At December 31, 1998, $72,635,000 of the Company's line of credit is unused, of which $5,393,000 is restricted for outstanding but unused letters of credit.

    The interest amounts in this paragraph relate to notes payable to bank and others, senior notes and the convertible subordinated debentures. The Company paid interest of approximately $11,818,000, $11,644,000, and $7,972,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Interest incurred during 1998, 1997 and 1996 was approximately $13,789,000, $11,845,000, and $7,865,000, respectively. All of such interest was capitalized to real estate inventories except for $3,096,000, $2,985,000 and $270,000 in 1998, 1997 and 1996, respectively, which was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during 1998, 1997 and 1996 totaled $9,554,000, $6,666,000, and $3,247,000, respectively.

    The following information relates to notes payable to bank at December 31, 1998 and 1997 and interest thereon during the years then ended:

                                                                                      AVERAGE DAILY
                                             WEIGHTED AVERAGE      MAXIMUM AMOUNT        AMOUNT         WEIGHTED AVERAGE
                                             INTEREST RATE AT        OUTSTANDING       OUTSTANDING        INTEREST RATE
                                              END OF THE YEAR      DURING THE YEAR   DURING THE YEAR    DURING THE YEAR*
                                           ---------------------  -----------------  ---------------  ---------------------
1998.....................................              7.2%        $   112,157,000    $  49,199,000               7.8%
                                                        --                                                         --
                                                        --                                                         --
                                                                  -----------------  ---------------
                                                                  -----------------  ---------------
1997.....................................              7.9%        $   113,600,000    $ 104,739,000               7.7%
                                                        --                                                         --
                                                        --                                                         --
                                                                  -----------------  ---------------
                                                                  -----------------  ---------------

*Computed by dividing related interest charged by the average daily amount outstanding during the year.

6.  INCOME TAXES

    The following summarizes the provision for income taxes:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  -------------
Currently payable:
  Federal..........................................  $  6,857,000  $    343,000  $  (1,480,000)
  State............................................       974,000       (61,000)      (271,000)
                                                     ------------  ------------  -------------
                                                        7,831,000       282,000     (1,751,000)

Deferred:
  Federal..........................................        28,000     2,843,000     (4,687,000)
  State............................................        17,000       509,000       (851,000)
                                                     ------------  ------------  -------------
                                                           45,000     3,352,000     (5,538,000)
                                                     ------------  ------------  -------------
Provision (credit) for income taxes................  $  7,876,000  $  3,634,000  $  (7,289,000)
                                                     ------------  ------------  -------------
                                                     ------------  ------------  -------------

                              SCHULER HOMES, INC.

6.  INCOME TAXES (CONTINUED)

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  -------------
Provision (credit) for federal income taxes at the
  statutory rate...................................  $  7,207,000  $  3,343,000  $  (6,559,000)
Provision (credit) for state income taxes, net of
  federal income tax benefits......................       669,000       290,000       (727,000)
Other..............................................       --              1,000         (3,000)
                                                     ------------  ------------  -------------
Provision (credit) for income taxes................  $  7,876,000  $  3,634,000  $  (7,289,000)
                                                     ------------  ------------  -------------
                                                     ------------  ------------  -------------

    Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary components of the Company's deferred income taxes relate to capitalized interest and inventory impairment losses (Note 3). At December 31, 1998, the total deferred tax liabilities (primarily resulting from capitalized interest) and total deferred tax assets (primarily resulting from inventory impairment losses) are $3,574,000 and $7,531,000, respectively.

    Income tax payments of $7,118,000, $455,000, and $585,000 were made during 1998, 1997 and 1996, respectively.

7.  RELATED PARTY TRANSACTIONS

    James K. Schuler, the Company's chief executive officer, owns a majority of the common shares outstanding as of December 31, 1998 and 1997.

    The Company and an affiliate wholly-owned by Mr. Schuler, have a management agreement pursuant to which certain management and administrative personnel of the Company perform certain functions for the affiliate. The affiliate reimburses the Company on a quarterly basis for its cost of providing such services. During 1998, 1997 and 1996, $100,000, $97,000 and $116,000 was charged to the affiliate by the Company pursuant to this agreement.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During 1998, 1997 and 1996, legal fees of approximately $322,000, $322,000 and $60,000, respectively, to such firms were incurred by the Company.

8.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

    The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $130,000, $89,000, and $116,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    In January 1992, the Company adopted a stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 1,000,000 shares of common stock may be granted from time to

                              SCHULER HOMES, INC.

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED) time to employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years.

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

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.6%, 6.4% and 6.0%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 0.37, 0.32 and 0.33; and a weighted-average expected life of the option of 4, 3.25 years and 4 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying FASB Statement No. 123 on pro forma net income (loss) for 1998, 1997 and 1996 are not likely to be representative of the effects for future years, since the 1998, 1997 and 1996 pro forma net income (loss) amounts reflect expense for only one, two and three years vesting, respectively. The Company's pro forma information follows:

                                                      1998           1997           1996
                                                  -------------  ------------  --------------
Pro forma net income (loss).....................  $  11,806,000  $  5,122,000  $  (11,508,000)
Pro forma net income (loss) per share:
  Basic.........................................  $        0.59  $       0.25  $        (0.56)
  Diluted.......................................           0.59          0.25           (0.56)

                              SCHULER HOMES, INC.

8.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                           1998                      1997                       1996
                                                 ------------------------  -------------------------  ------------------------
                                                              WEIGHTED                   WEIGHTED                  WEIGHTED
                                                               AVERAGE                    AVERAGE                   AVERAGE
                                                              EXERCISE                   EXERCISE                  EXERCISE
                                                  OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS       PRICE
                                                 ---------  -------------  ----------  -------------  ---------  -------------
Outstanding--beginning of year.................    611,085    $       6       369,885    $      12      325,489    $      14
Granted........................................    198,850            7       523,501            6       88,500            6
Exercised......................................    (17,538)           6          (750)           6       --           --
Forfeited......................................    (20,739)           7      (281,551)          13      (44,104)          12
                                                                     --
                                                 ---------                 ----------          ---    ---------          ---
Outstanding-end of year........................    771,658    $       6       611,085    $       6      369,885    $      12
                                                                     --
                                                                     --
                                                 ---------                 ----------          ---    ---------          ---
                                                 ---------                 ----------          ---    ---------          ---
Exercisable at end of year.....................    277,446    $       7        39,889    $      10      202,126    $      15
Weighted-average fair value of options granted
  during the year..............................  $    2.59                 $     1.80                 $    2.15

    Exercise prices for options outstanding as of December 31, 1998 ranged from $6 to $26.

    In 1997, option holders were permitted to receive new options in exchange for certain of their existing outstanding options (covering up to an aggregate of approximately 271,000 shares of Common Stock). Options for 256,000 shares were exchanged in 1997 at a new exercise price of $5.625. The new options became subject to a new vesting schedule and the existing options were canceled.

    On July 31, 1998, the Company filed a Form S-8 Registration Statement with U.S. Securities and Exchange Commission to register 500,000 shares of the Company's common stock for issuance under the Company's Employee Stock Purchase Plan. On February 26, 1999, approximately 24,000 shares of the Company's common stock were issued under the Plan.

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

10.  CONVERTIBLE SUBORDINATED DEBENTURES

    On January 28, 1993, the Company issued $50,000,000 principal amount of
6 1/2% Convertible Subordinated Debentures, which are due January 15, 2003. On February 25, 1993, the related over-allotment option for an additional $7,500,000 was exercised in full. The Debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $21.83 per share, subject to adjustment under certain conditions. The Company received net proceeds from the

                              SCHULER HOMES, INC.

10. CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED) offering of approximately $55,200,000 (net of offering costs of approximately $2,300,000). The Company used a portion of such proceeds to purchase $51,500,000 of additional land inventory for residential development, using the balance of $3,700,000 to repay a portion of the Company's borrowings under its line of credit. The offering costs are being amortized over the term of the debentures using the interest method.

11.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1998, the Company had under contract to purchase for approximately $4,000,000, land for future residential development.

    Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

    One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of December 31, 1998, the Company has paid $1,160,000 and accrued $700,000, for a total of $1,860,000 related to the construction of 93 units in excess of 580.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. The complaints do not specify an amount of damages, but include a claim for punitive damages. Based on its current understanding of the lawsuits, the Company believes the claims to be largely without merit and that potential third party defendants and insurance coverage exist to offset a material portion of any damages from the alleged claims. The litigation continues to be vigorously defended. A court date has been set for April 1999 for the initial suit. Trial of the first action may proceed at that time. No trial date has been set in the second action. If these lawsuits were decided adversely to the Company in all material respects, they collectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

12.  NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share for the years ended December 31, 1998, 1997 and 1996 were computed using the weighted average number of common shares outstanding during the period of 20,102,922, 20,100,267 and 20,583,860, respectively.

                              SCHULER HOMES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

12.  NET INCOME (LOSS) PER SHARE (CONTINUED)

    The computation of diluted net income(loss) per share for the years ended December 31, 1998, 1997 and 1996 resulted in amounts greater than the basic net income (loss) per share. Accordingly, the basic net income (loss) per share is also presented as the diluted net income (loss) per share.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Convertible subordinated debentures: The fair value of $48,300,000 for the Company's convertible subordinated debentures is based on the quoted market price of $84 at December 31, 1998.

    Interest rate swap: The estimated fair value at December 31, 1998 is a liability of approximately $1,138,000 and is based on a bank quote. Credit loss from counterparty nonperformance is not anticipated.

    Senior notes: The fair value of $96,500,000 for the Company's senior notes is based on the quoted market price of $96.50 at December 31, 1998.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1998 and 1997 are presented in the following summary:

                                                             THREE MONTHS ENDED
                                             --------------------------------------------------
                                              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                             -----------  ---------  ------------  ------------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
1998
Sales......................................   $  55,512   $  67,433   $   79,186    $   80,771
Operating income (loss)....................       4,293       5,478        7,385         7,679
Pre-tax income (loss)......................       3,257       4,640        5,767         6,928
Net income (loss)..........................       2,001       2,852        3,583         4,280
Earnings (loss) per share (diluted)........        0.10        0.14         0.18          0.21

1997
Sales......................................   $  49,958   $  52,457   $   61,057    $   66,152
Operating income (loss)....................       2,155       2,763        3,963         4,900
Pre-tax income (loss)......................       1,256       1,865        2,833         3,566
Net income (loss)..........................         777       1,159        1,758         2,192
Earnings (loss) per share (diluted)........        0.04        0.06         0.09          0.11

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

                                SCHULER HOMES, INC.

                                By:             /s/ JAMES K. SCHULER
                                     -----------------------------------------
                                                  James K. Schuler
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dated: March 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ JAMES K. SCHULER         President and Chief
------------------------------    Executive Officer           March 26, 1999
       James K. Schuler           (principal executive
                                  officer)

     /s/ MICHAEL T. JONES       Executive Vice President
------------------------------    of Operations and           March 26, 1999
       Michael T. Jones           Director

                                Senior Vice President of
     /s/ PAMELA S. JONES          Finance, Chief Financial
------------------------------    Officer and Director        March 26, 1999
       Pamela S. Jones            (principal financial
                                  officer)

                                Vice President of Finance,
   /s/ DOUGLAS M. TONOKAWA        Chief Accounting Officer
------------------------------    (principal accounting       March 26, 1999
     Douglas M. Tonokawa          officer)

      /s/ MARTIN T. HART
------------------------------  Director                      March 26, 1999
        Martin T. Hart

  /s/ BERT T. KOBAYASHI, JR.
------------------------------  Director                      March 26, 1999
    Bert T. Kobayashi, Jr.

   /s/ THOMAS A. BEVILACQUA
------------------------------  Director                      March 26, 1999
     Thomas A. Bevilacqua