Form 10-K/A
period 1998-12-31
SCHULER HOMES INC
filed 1999-04-12
CIK 883705

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 26, 1999, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $73,662,592. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 26, 1999, the Registrant had outstanding 20,053,028 shares of Common Stock.

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

                      See footnotes on the following page.

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

+10.42 Restated Schuler Homes, Inc. 401(k) Retirement Savings Plan, effective
       April 1, 1998. (Incorporated by reference to the Company's 1998 Annual
       Report on Form 10-K; Commission file number 0-19891.)

 10.43 First Amendment to Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT &
       SA, dated January 21, 1999. (Incorporated by reference to the Company's
       1998 Annual Report on Form 10-K; Commission file number 0-19891.)

 10.44 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated January 21, 1999.
       (Incorporated by reference to the Company's 1998 Annual Report on Form
       10-K; Commission file number 0-19891.)

 21 Subsidiaries of the Registrant. (Incorporated by reference to Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form
       10-K.)

 23.1 Consent of Independent Auditors. (Incorporated by reference to the Company's 1998 Annual Report on Form 10-K; Commission file number
       0-19891.)

 27    Financial Data Schedule (Incorporated by reference to the Company's 1998
       Annual Report on Form 10-K; Commission file number 0-19891.)

------------------------

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