Form 10-Q
period 1999-03-31
SCHULER HOMES INC
filed 1999-05-17
CIK 883705

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                          -----------------------------------


                /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999

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

                                    (808-521-5661)
                 (Registrant's telephone number, including area code)

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

          YES   X                                   NO
              ------                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Outstanding at
        Class of Common Stock                             April 30, 1999
        ---------------------                             --------------
           $.01 par value                                    20,053,028

                                SCHULER HOMES, INC.

                                       INDEX

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

               Independent Accountants' Review Report. . . . . . . . . . . 3

               Consolidated Balance Sheets - March 31, 1999 and
                   December 31, 1998. . . . . . . . . . . . . . . . . . . .4

               Consolidated Statements of Income - Three months
                   ended March 31, 1999 and 1998. . . . . . . . . . . . . .5

               Consolidated Statements of Cash Flows - Three
                   months ended March 31, 1999 and 1998 . . . . . . . . . .6

               Notes to Consolidated Financial Statements . . . . . . . . .7

Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . . . .11

PART II.       OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .19

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . .20


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             ERNST & YOUNG LLP


Honolulu, Hawaii
May 13, 1999

                               SCHULER HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                               March 31,1999    December 31, 1998
                                                               -------------    -----------------
                                                                (unaudited)
ASSETS
Cash and cash equivalents (restricted-Note 1).............      $  7,506,000         $  4,915,000
Real estate inventories (Note 2)..........................       397,557,000          325,166,000
Investments in unconsolidated joint ventures (Note 3).....         8,490,000           23,998,000
Deferred income taxes.....................................         3,468,000            3,957,000
Intangibles, net..........................................        13,916,000           13,879,000
Other assets (Note 3).....................................        14,671,000           13,628,000
                                                                ------------         ------------
Total assets..............................................      $445,608,000         $385,543,000
                                                                ------------         ------------
                                                                ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................      $ 23,713,000         $ 15,954,000
Accrued expenses..........................................        20,005,000           16,703,000
Notes payable to banks (Note 4)...........................        60,371,000           17,365,000
Notes payable to others...................................         3,585,000            3,954,000
9% senior notes due 2008..................................        98,551,000           98,512,000
6-1/2% convertible subordinated debentures due 2003.......        57,500,000           57,500,000
                                                                ------------         ------------
Total liabilities.........................................       263,725,000          209,988,000
Commitments and contingencies (Notes 4 and 5)
Minority interest in consolidated subsidiary (Note 3).....         1,343,000                  ---
Stockholders' equity (Note 6):
  Common stock, $.01 par value; 30,000,000 shares
    authorized;20,922,028 and 20,892,465 shares issued at
    March 31, 1999 and December 31, 1998, respectively....           209,000              209,000
  Additional paid-in capital..............................        93,396,000           93,201,000
  Retained earnings.......................................        92,552,000           87,762,000
  Treasury stock, at cost; 869,000 shares at March 31,
    1999 and December 31, 1998............................        (5,617,000)          (5,617,000)
                                                                ------------         ------------
Total stockholders' equity................................       180,540,000          175,555,000
                                                                ------------         ------------
Total liabilities and stockholders' equity................      $445,608,000         $385,543,000
                                                                ------------         ------------
                                                                ------------         ------------


                             See accompanying notes.

                               SCHULER HOMES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three months ended March 31,
                                                                          ----------------------------------
                                                                               1999                1998
                                                                          ------------          ------------
                                                                                     (unaudited)
 Residential real estate sales...................................         $ 95,893,000          $ 55,512,000

 Costs and expenses:
     Residential real estate sales...............................           75,214,000            43,887,000
     Selling and commissions.....................................            6,149,000             3,920,000
     General and administrative..................................            5,407,000             3,770,000
                                                                          ------------          ------------
         Total costs and expenses................................           86,770,000            51,577,000
                                                                          ------------          ------------
     Operating income............................................            9,123,000             3,935,000

 Income from unconsolidated joint ventures.......................               73,000               358,000
 Minority interest in pretax income of consolidated
   subsidiary (Note 3)...........................................              (93,000)                  ---
 Other income (expense) (Note 4).................................           (1,361,000)           (1,036,000)
                                                                          ------------          ------------
    Income before provision for income taxes.....................            7,742,000             3,257,000
 Provision for income taxes (Note 7).............................            2,952,000             1,256,000
                                                                          ------------          ------------
    Net income...................................................         $  4,790,000          $  2,001,000
                                                                          ------------          ------------
                                                                          ------------          ------------
 Net income per share (Note 8):
    Basic and diluted............................................         $       0.24          $       0.10
                                                                          ------------          ------------
                                                                          ------------          ------------


                            See accompanying notes.

                              SCHULER HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three months ended March 31,
                                                                                       -------------------------------------
                                                                                           1999                      1998
                                                                                       -----------                ----------
                                                                                                      (unaudited)
OPERATING ACTIVITIES:
Net income ......................................................................       $ 4,790,000                $ 2,001,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense.......................................           872,000                    731,000
     Income from unconsolidated joint ventures...................................           (73,000)                  (268,000)
     Principal payments of notes receivable......................................           581,000                     94,000
     Minority interest...........................................................            93,000                        ---
   Changes in assets and liabilities, net of effects of purchase of additional 40 % interest in Stafford:
    (Increase) decrease in real estate inventories...............................       (20,054,000)                  (256,000)
    (Increase) decrease in other assets..........................................           453,000                   (671,000)
     Increase (decrease) in accounts payable.....................................         2,883,000                 (7,548,000)
     Increase (decrease) in accrued expenses.....................................         5,252,000                 (1,091,000)
     Change in deferred income taxes.............................................           489,000                   (498,000)
                                                                                        -----------                 -----------
       Net cash provided by (used in) operating activities.......................        (4,714,000)                (7,506,000)

INVESTING ACTIVITIES:
Purchase of additional 40% interest in Stafford, net of cash acquired............        (4,227,000)                      ---
Acquisition of certain assets of Keys Homes......................................        (1,000,000)                      ---
Advances to unconsolidated joint ventures........................................               ---                    (53,000)
Repayments of advances to unconsolidated joint ventures..........................            71,000                     42,000
Capital distributions from unconsolidated joint ventures.........................           443,000                  1,750,000
Purchase of furniture, fixtures, and equipment...................................          (468,000)                   (93,000)
                                                                                        -----------                 -----------
       Net cash provided by (used in) investing activities.......................        (5,181,000)                 1,646,000

FINANCING ACTIVITIES:
Proceeds from bank borrowings....................................................        75,990,000                 38,844,000
Principal payments on bank borrowings............................................       (32,984,000)               (31,521,000)
Principal payments on notes payables to others...................................          (376,000)                       ---
Refinancing of Stafford s debt...................................................       (29,378,000)                       ---
Advance to officer (Note 3)......................................................        (1,000,000)                       ---
Net decrease in discount on issuance of senior notes.............................            39,000                        ---
Proceeds from issuance of common stock from exercise of stock options............            30,000                        ---
Proceeds from issuance of common stock under Employee Stock Purchase Plan........           165,000                        ---
                                                                                        -----------                -----------
        Net cash provided by (used in) financing activities......................        12,486,000                  7,323,000
                                                                                        -----------                -----------
Increase (decrease) in cash......................................................         2,591,000                  1,463,000
Cash and cash equivalents (restricted) at beginning of period....................         4,915,000                  3,842,000
                                                                                        -----------                -----------
Cash and cash equivalents (restricted) at end of period..........................       $ 7,506,000                $ 5,305,000
                                                                                        -----------                -----------
                                                                                        -----------                -----------

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

     These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1998 contained in the Company's 1998 annual report on Form 10-K.

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

     Certain amounts in the Consolidated Financial Statements relating to 1998 have been reclassified to conform to the 1999 presentation.

     In March 1999, the Company sold second mortgage notes of approximately $491,000, resulting in the recognition of sales and gross profit of approximately $1,989,000 and $166,000 (net of discount and collection allowance relating to the sale), respectively (excludes two sales which closed during the first quarter of 1999). The collection allowance results in an increase in the Company's restricted cash of approximately $120,000, resulting in a cumulative balance of $626,000 at March 31, 1999.


2.   Real Estate Inventories

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

     Real estate inventories at March 31, 1999 consist of the following:

        Unimproved land held for future development......................                 $ 36,653,000
        Development projects in progress.................................                  316,949,000
        Completed inventory (including lots held for sale)...............                   43,955,000
                                                                                         -------------
                                                                                          $397,557,000
                                                                                         -------------
                                                                                         -------------

     Completed inventory includes residential units which are substantially ready for occupancy.

3.   Related Party Transactions

     In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in Stafford Homes (Stafford), increasing its total ownership to 89%. As a result, the financial statements of Stafford for the quarter ended March 31, 1999 are consolidated with those of the Company. In connection with this transaction, the Company refinanced Stafford's existing debt, which included certain notes payable to the selling shareholder (Stafford's President).

     Stafford leases its main office building from an affiliate of its President. The Company also leases its main office in Oregon from a family member of the Division President of the Oregon Division. During the quarter ended March 31, 1999, the Company incurred total rental expense in connection with such leases of approximately $24,000.

     In connection with the acquisition of certain assets of Keys Homes, Inc.
     (Keys) in October 1998, the Division President of the Company's Oregon Division (formerly the president of Keys) earns a percentage of the profits of the Oregon Division. In addition, included in Other Assets at March 31, 1999 is a note receivable of $1,000,000 from the Oregon Division President, which was issued on January 4, 1999, is due on December 31, 2005, bears interest at 7%, and requires minimum annual payments of $200,000 plus accrued but unpaid interest. Accrued interest receivable relating to the note was approximately $17,000 at March 31, 1999.

     From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended March 31, 1999, legal fees of approximately $27,000 to such firms were incurred by the Company.


4.   Notes Payable to Banks

     Notes Payable to Banks is comprised of a $90,000,000 Revolving Credit Facility with a consortium of banks. The Company has a one-time option, subject to the approval of the Banks, to increase the amount of the facility to $120,000,000. In March 1999, the Company requested the Banks' approval to increase the facility to $120,000,000. The Banks' are currently reviewing the Company's request. In addition, the Company has a one-time option to reduce the amount of the facility by $30,000,000 on an irrevocable basis, provided the facility has been increased to $120,000,000 for at least six months. The facility expires on July 1, 2001 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of March 31, 1999, the Company met such financial ratios and covenants.

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

     Notes Payable to Banks at March 31, 1999 consist of borrowings under its credit facilities. At March 31, 1999, the Company's bank borrowings were at interest rates of prime (7.75%) and LIBOR plus 1.5% (6.5% to 6.69%). At March 31, 1999, $29,629,000 of the Company's line of credit is unused, of which $6,249,000 is restricted for outstanding but unused letters of credit.

     In April 1999, the Company entered into a separate 90-day $10,000,000 line of credit with one of the banks included in the $90,000,000 Revolving Credit Facility.

     The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $2,901,000 during the quarter ended March 31, 1999. Interest incurred during the quarter ended March 31, 1999 was approximately $4,367,000. All of such interest was capitalized to real estate inventories except for $941,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. The difference between the amount of interest paid and the amount incurred is comprised of accrued interest payable. Interest, previously capitalized to real estate inventories, expensed as a component of Cost of Residential Real Estate Sales during the quarter ended March 31, 1999 totaled $2,960,000.

5.   Commitments and Contingencies

     At March 31, 1999, the Company had under contract to purchase for approximately $4,000,000, land for residential development.

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999, a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The settlement amount incurred by the Company will be charged against the warranty accruals previously established by the Company. Although the cost of remediation for certain units called for under the settlement agreement is not determinable until the work is completed, the Company believes that the cost of such work will not exceed its warranty accruals. A new trial date in December 1999 has been set for the initial suit, which has two remaining plaintiffs. No trial date has been set in the second action, which includes one remaining plaintiff. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


6.   Stockholders' Equity

     During the quarter ended March 31, 1999, options to purchase 110,400 shares of common stock were granted. During the quarter ended March 31, 1999, options were exercised, resulting in the issuance of 5,375 shares of common stock. In addition, 24,188 shares were issued on February 26, 1999 pursuant to the Company's Employee Stock Purchase Plan.


7.   Income Taxes

     During the three months ended March 31, 1999, the Company made income tax payments of $600,000.

8.   Net Income Per Share

     Basic net income per share for the quarters ended March 31, 1999 and 1998 were computed using the weighted average number of common shares outstanding during the quarters of 20,034,801 and 20,100,927, respectively.

     The computation of diluted net income per share for the quarters ended March 31, 1999 and 1998 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, including, but not limited to the costs and achievability of Year 2000 compliance, the closing and profitability of sales in backlog reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, weather conditions and general competitive factors, all or each of which may cause actual results to differ materially. In addition, other factors that might cause such a difference include other risks detailed in the Company's Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.


OVERVIEW

     Schuler Homes, Inc. designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in five geographic markets: Colorado, Hawaii, Northern California, Oregon and Washington.

     For the quarter ended March 31, 1999, sales of residential real estate (revenue) were $95.9 million and operating income was $9.1 million, compared to revenues of $55.5 million and operating income of $3.9 million during the first quarter last year. Net income was $4.8 million ($0.24 per share) for the quarter ended March 31, 1999, compared to net income of $2.0 million ($0.10 per
share) during the 1998 first quarter.   From the first quarter of 1998 to the
first quarter of 1999, revenues grew 72.7%, net income grew 139.4%, the number of units closed increased from 390 to 508 and operating profit margins improved from 7.1% to 9.6%.

     In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in Stafford Homes (Stafford), increasing its total ownership to 89%.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.


                                                 Three months ended      % Change in Dollar Amounts
                                                       March 31,                   from
                                                 1999          1998             1998 to 1999
                                                ------        ------           --------------

 Residential real estate sales                    100%         100.0%               72.7%

 Costs and expenses:
     Residential real estate sales                78.4          79.1                71.4
     Selling and commissions                       6.4           7.0                56.9
     General and administrative                    5.6           6.8                43.4
                                                  ----          ----
               Total costs and expenses           90.4          92.9                68.2
                                                  ----          ----
 Operating income                                  9.6           7.1               131.8
 Income from unconsolidated joint ventures         0.1           0.7               (79.6)
 Minority interest in pretax income of
   consolidated subsidiary                        (0.1)          ---                 N/A
 Other income (expense)                           (1.5)         (1.9)               31.4
                                                  ----          ----
 Income before provision for income taxes          8.1           5.9               137.7
 Provision for income taxes                        3.1           2.3               135.0
                                                  ----          ----
     Net income                                    5.0%          3.6%              139.4
                                                  ----          ----
                                                  ----          ----


RESIDENTIAL REAL ESTATE SALES

     The Company's Residential Real Estate Sales (revenues) for the quarter ended March 31, 1999 were approximately $95.9 million as compared to approximately $55.5 million during the quarter ended March 31, 1998. This represents an increase of approximately $40.4 million or 72.7%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the first quarter of 1999 relative to the first quarter of 1998. The Company's average sales price per unit increased to $187,000 during the 1999 first quarter (including 11 sales that closed prior to January 1, 1999 under the Company's "zero-down" sales program, for which the second mortgages were sold during the 1999 first quarter), an increase from an average sales price per unit during the 1998 first quarter of $170,000.

     As a result of the increase in the Company's ownership of Stafford to 89% in early 1999, the operating results of Stafford are consolidated with those of the Company during the quarter ended March 31, 1999, contributing to the Company's higher 1999 first quarter revenues and average sales prices as compared to the first quarter of 1998. Stafford's average sales price of home sales closed was $245,000 during the quarter ended March 31, 1999.

     During the first quarter of 1999, the Company recognized $2.0 million of deferred revenue related to 11 sales that closed prior to 1999 pursuant to the Company's zero-down sales program, in which the Company provided new home buyers with second mortgages of up to 20% of the purchase price. Revenue and profit recognition on these zero-down sales were deferred until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1999 when the second mortgages were sold.

   The following table sets forth the number of sales closed during the quarters ended March 31, 1999 and 1998, which includes 100% of the sales closed at projects developed by the Company's joint ventures.

                                                  Three months ended March 31,
                                                       1999           1998
                                                       ----           ----
 Consolidated:

   Colorado                                              296            242
   Hawaii (1)                                             65             59
   Northern California                                    23             15
   Oregon                                                 60             10
   Washington (3)                                         57             --
                                                       -----          -----
     Total Consolidated                                  501            326

 Unconsolidated Joint Ventures:
   Hawaii (2)                                              7              3
   Washington (3)                                         --             61
   Colorado (4)                                           --             --
                                                       -----          -----
 Total                                                   508            390
                                                       -----          -----
                                                       -----          -----

(1) Excludes 11 sales that closed prior to January 1, 1999 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1999 first quarter.
(2) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii, Iao Partners and Waiakoa Estates Subdivision Joint Venture.
(3) Reflects 100% of the information with respect to Stafford Homes, in which the Company acquired a 49% interest in July 1997. In January 1999, the Company increased its ownership interest in Stafford Homes to 89%.
(4) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado, The Ranch-Southpointe II LLC, which was entered into in July 1998.

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

     Cost of Residential Real Estate Sales increased from approximately $43.9 million during the quarter ended March 31, 1998 to approximately $75.2 million during the same period in 1999, representing an increase of approximately $31.3 million or 71.4%. This increase reflects a higher level of unit and dollar sales closed during the first quarter of 1999 relative to the first quarter of 1998 and the consolidation of Stafford's operating results with those of the Company during the quarter ended March 31, 1999. As a percentage of revenues, Cost of Residential Real Estate Sales decreased from 79.1% to 78.4%. This decrease is largely attributable to higher average selling prices in the Company's Colorado division.

     Total interest incurred during the quarters ended March 31, 1999 and 1998 was approximately $4.4 million and $2.9 million, respectively. Of the amounts incurred, approximately $941,000 and $826,000 was expensed currently (included in Other Income (Expense)), in the first quarters of 1999 and 1998, respectively, and the remaining interest incurred was capitalized to
development projects.   Interest capitalized to projects is expensed through
Cost of Residential Real Estate Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Cost of Residential Real Estate Sales, totaled $3.0 million and $1.7 million during the quarters ended March 31, 1999 and 1998, respectively.

     Average debt outstanding was approximately $229.0 million and $163.1 million during the first quarters of 1999 and 1998, respectively. The Company's average interest rate on its debt for the quarters ended March 31, 1999 and 1998 was approximately 7.7% and 7.3%, respectively. The increase from 7.3% to 7.7% is due primarily to the issuance of the Senior Notes at a 9% interest rate in May 1998. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Cost of Residential Real Estate Sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Sales and marketing costs represented approximately 6.4% and 7.0% of revenues during the quarters ended March 31, 1999 and 1998, respectively. The reduction in selling and commission costs as a percentage of revenues is a result of selling and commission costs increasing at a lower rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and Administrative Expenses increased by $1.6 million during the first quarter of 1999 as compared to the same period in 1998 primarily due to expansion at the Company's U.S. mainland divisions and the consolidation of Stafford's operating results with those of the Company during the quarter ended March 31, 1999. As a percentage of sales, General and Administrative Expenses decreased from 6.8% during the quarter ended March 31, 1998 to 5.6% during the quarter ended March 31, 1999. This decrease is a result of General and Administrative Expenses increasing at a lower rate than revenues.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

   During the first quarter of 1999, Income from Unconsolidated Joint Ventures represents the Company's 50% interest in the operations of two joint ventures in Hawaii. During the quarter ended March 31, 1998, Income from Unconsolidated Joint Ventures represented the Company's 49% interest in the operations of Stafford in addition to its 50% interest in the operations of two joint ventures in Hawaii. The decrease in this income from the first three months of 1998 to the same period in 1999 is primarily the result of Stafford being accounted for as a consolidated subsidiary for the quarter ended March 31, 1999, rather than an unconsolidated joint venture, due to the increase of the Company's ownership interest to 89% in January 1999.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

   Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of Stafford not owned by the Company.

OTHER INCOME (EXPENSE)

     Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The increase in Other Income (Expense) of $325,000 from the first three months of 1998 to the comparable period in 1999 is primarily due to an increase in interest expense resulting from the consolidation of Stafford.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the first quarters of 1999 and 1998 was approximately 38.1% and 38.6%, respectively.

VARIABILITY OF RESULTS; OTHER FACTORS

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income. Factors that contribute to variability of the Company's results include: the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter; the Company's ability to continue to acquire additional land on favorable terms for future developments; the condition of the real estate markets and economies in which the Company operates; the cyclical nature of the homebuilding industry and changes in prevailing interest rates; costs of material and labor; and delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals and receipt of entitlements, the timing of completion of necessary public infrastructure, the timing of utility hookups and adverse weather conditions. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development, geographic area to geographic area, and from fiscal quarter to fiscal quarter.

     Certain of the Company's currently planned projects as well as future projects, particularly in Hawaii, are anticipated to be longer term in nature than those developed in the past by the Company. The increased length of such projects further exposes the Company to the risks inherent in the homebuilding industry, including reductions in the value of land inventory.

     The Company's recent expansion to markets on the mainland United States further exposes the Company to risks inherent in those markets. For example, the Company will encounter construction issues and risks such as expansive soils and extreme seasonal weather conditions in Colorado (dissimilar to those encountered in Hawaii).

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

     The following table sets forth the Company's backlog for both homes and residential lots at March 31, 1999 and 1998, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.

                                        March 31, 1999               March 31, 1998
                                        --------------               --------------
                                                    Aggregate                Aggregate
                                    Number         Sales Value   Number      Sales Value
                                    ------        ------------   ------      -----------
Consolidated:
  Colorado                             523        $ 91,798,000     340       $53,084,000
  Hawaii                                88          24,294,000      85        24,970,000
  Northern California                   70          14,702,000      21         2,995,000
  Oregon                               111          19,961,000      22         4,319,000
  Washington                            62          15,109,000     ---               ---
                                      ----        ------------    ----      ------------
    Total Consolidated                 854         165,864,000     468        85,368,000

Unconsolidated Joint Ventures:

  Hawaii                                 3             390,000       5          585,000
  Washington                           ---                 ---      80       19,564,000
  Colorado                              42           6,623,000     ---              ---
                                      ----        ------------    ----     ------------

Total                                  899        $172,877,000     553     $105,517,000
                                      ----        ------------    ----     ------------
                                      ----        ------------    ----     ------------

     The average sales prices of the homes and lots comprising backlog for consolidated projects at March 31, 1999 and 1998 were $194,000 and $182,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

YEAR 2000 COMPLIANCE

     The Company has developed and is currently executing a plan designed to make its computer systems Year 2000 compliant. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing. The Company has substantially completed the inventory, assessment and remediation stages for its systems and applications. The Company has started its testing of these systems and applications, and expects to complete a majority of such testing by mid-1999.

     The Company currently estimates that approximately $110,000 will be incurred to address Year 2000 issues. As of March 31, 1999, approximately $70,000 has been incurred and expensed. The Company anticipates that its Year 2000 costs will be funded from operations, and does not expect to defer any other information technology projects as a result of its Year 2000 efforts. The Company does not anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

     The Company has also initiated discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems impact the Company's operations. The Company is assessing the extent to which its operations are vulnerable should these organizations fail to properly remediate the computer systems. Although the Company believes that alternative sources of labor and materials will be available, there can be no assurance that the inability of the Company's key subcontractors and suppliers to attain Year 2000 compliance will not have a material adverse effect on the business operations and financial performance of the Company. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

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

NOTES PAYABLE

   On May 6, 1998, the Company consummated its offering of $100.0 million aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97.2 million (net of discounts and estimated offering costs of approximately $2.8 million). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs will be amortized over the term of the notes using the interest method. In April 1998, the Company amended certain provisions of its Revolving Credit Facility to provide for the issuance of the Senior Notes.

The Company's Notes Payable to Banks is comprised of a $90.0 million Revolving Credit Facility with a consortium of banks. The Company has a one-time option, subject to the approval of the Banks, to increase the amount of the facility to $120.0 million. In March 1999, the Company requested the Banks' approval to increase the facility to $120.0 million. Although no assurances can be given that the Banks will approve this request, the Company believes this increase to the facility will be consummated by mid-1999. In addition, the Company has a one-time option to reduce the amount of the facility by $30 million on an irrevocable basis, provided the facility has been increased to $120.0 million for at least six months. The Revolving Credit Facility expires on July 1, 2001 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. In April 1999, the Company entered into a separate 90-day $10.0 million line of credit with one of the banks included in the $90.0 million Revolving Credit Facility. At April 30, 1999, and March 31, 1999, the Company had bank notes payable of approximately $69.0 million and $60.4 million, respectively.

COMMITMENTS

   At April 30, 1999, the Company has commitments to purchase parcels of land for approximately $4 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels between 1999 and 2000. However, no assurances can be given that these purchases will be completed.

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

                                 SCHULER HOMES, INC.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999, a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The settlement amount incurred by the Company will be charged against the warranty accruals previously established by the Company. Although the cost of remediation for certain units called for under the settlement agreement is not determinable until the work is completed, the Company believes that the cost of such work will not exceed its warranty accruals. A new trial date in December 1999 has been set for the initial suit, which has two remaining plaintiffs. No trial date has been set in the second action, which includes one remaining plaintiff. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


Items 2 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               Exhibit
               Number                   Document Description
               ------                   --------------------
                 10.1                   Promissory Note between the Company and
                                        First Hawaiian Bank, dated April 12, 1999.

                 27                     Financial Data Schedule.

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended March 31, 1999.

                               SCHULER HOMES, INC.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     SCHULER HOMES, INC.




Date:  May 14, 1999                   By: /s/ James K. Schuler
                                         -------------------------------------
                                          James K. Schuler
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date:  May 14, 1999                  By:  /s/ Pamela S. Jones
                                         -------------------------------------
                                          Pamela S. Jones
                                          Senior Vice President of Finance,
                                          Chief Financial Officer and
                                          Director (principal financial officer)



Date:  May 14, 1999                  By:  /s/ Douglas M. Tonokawa
                                         -------------------------------------
                                          Douglas M. Tonokawa
                                          Vice President of Finance,
                                          Chief Accounting Officer
                                          (principal accounting officer)