Form 10-Q
period 1999-06-30
SCHULER HOMES INC
filed 1999-08-13
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                       ----------------------------------



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         YES   X       NO
              ---          ---

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date.


                                                              Outstanding at
        Class of Common Stock                                 July 31, 1999
        ---------------------                                ---------------
            $.01 par value                                      20,049,572

-------------------------------------------------------------------------------

                               SCHULER HOMES, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Independent Accountants' Review Report .........................    3

          Consolidated Balance Sheets - June 30, 1999 and
                December 31, 1998 ........................................    4

          Consolidated Statements of Income - Three and six months
                ended June 30, 1999 and 1998 .............................    5

          Consolidated Statements of Cash Flows - Six
                months ended June 30, 1999 and 1998 ......................    6

          Notes to Consolidated Financial Statements .....................    7

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............   11

PART II.  OTHER INFORMATION ..............................................   20

SIGNATURES ...............................................................   22

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                                 ERNST & YOUNG LLP


Honolulu, Hawaii
August 9, 1999

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,1999       DECEMBER 31, 1998
                                                                                   ------------       -----------------
                                                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents (restricted-Note 1) ............................        $   5,414,000         $   4,915,000
Real estate inventories (Note 2) .........................................          402,602,000           325,166,000
Investments in unconsolidated joint ventures (Note 3) ....................            7,748,000            23,998,000
Deferred income taxes ....................................................            3,555,000             3,957,000
Intangibles, net .........................................................           13,684,000            13,879,000
Other assets (Note 3) ....................................................           15,697,000            13,628,000
                                                                                  -------------         -------------

Total assets .............................................................        $ 448,700,000         $ 385,543,000
                                                                                  =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .........................................................        $  26,394,000         $  15,954,000
Accrued expenses .........................................................           17,961,000            16,703,000
Notes payable to banks (Note 4) ..........................................           60,000,000            17,365,000
Notes payable to others ..................................................            2,550,000             3,954,000
9% senior notes due 2008 .................................................           98,591,000            98,512,000
6-1/2% convertible subordinated debentures due 2003 ......................           57,500,000            57,500,000
                                                                                  -------------         -------------

Total liabilities ........................................................          262,996,000           209,988,000

Commitments and contingencies (Notes 4 and 5)

Minority interest in consolidated subsidiary (Note 3) ....................            1,423,000                   ---

Stockholders' equity (Note 6):
    Common stock, $.01 par value; 30,000,000 shares authorized;
       20,928,158 and 20,892,465 shares issued at June 30, 1999
       and December 31, 1998, respectively ...............................              209,000               209,000
    Additional paid-in capital ...........................................           93,430,000            93,201,000
    Retained earnings ....................................................           99,228,000            87,762,000
    Treasury stock, at cost; 1,278,400 and 869,000 shares
       at June 30, 1999 and December 31, 1998, respectively ..............           (8,586,000)           (5,617,000)
                                                                                  -------------         -------------

Total stockholders' equity ...............................................          184,281,000           175,555,000
                                                                                  -------------         -------------

Total liabilities and stockholders' equity ...............................        $ 448,700,000         $ 385,543,000
                                                                                  =============         =============

                             See accompanying notes.

                                SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------       -------------------------
                                                                         1999             1998            1999             1998
                                                                       --------         --------        --------          -------
                                                                              (UNAUDITED)                     (UNAUDITED)
Residential real estate sales ..................................   $ 131,623,000    $  67,433,000    $ 227,516,000    $ 122,945,000

Costs and expenses:
    Residential real estate sales ..............................     104,580,000       53,971,000      179,794,000       97,858,000
    Selling and commissions ....................................       8,373,000        4,672,000       14,522,000        8,592,000
    General and administrative .................................       6,488,000        3,750,000       11,895,000        7,520,000
                                                                   -------------    -------------    -------------    -------------
        Total costs and expenses ...............................     119,441,000       62,393,000      206,211,000      113,970,000
                                                                   -------------    -------------    -------------    -------------
    Operating income ...........................................      12,182,000        5,040,000       21,305,000        8,975,000
Income from unconsolidated joint ventures ......................         264,000          438,000          337,000          796,000
Minority interest in pretax income of consolidated
  subsidiary (Note 3) ..........................................         (80,000)              --         (173,000)              --
Other income (expense) (Note 4) ................................      (1,506,000)        (838,000)      (2,867,000)      (1,874,000)
                                                                   -------------    -------------    -------------    -------------
   Income before provision for income taxes ....................      10,860,000        4,640,000       18,602,000        7,897,000
Provision for income taxes (Note 7) ............................       4,184,000        1,788,000        7,136,000        3,044,000
                                                                   -------------    -------------    -------------    -------------
   Net income ..................................................   $   6,676,000    $   2,852,000    $  11,466,000    $   4,853,000
                                                                   =============    =============    =============    =============
Net income per share (Note 8):
   Basic and diluted ...........................................   $        0.34    $        0.14    $        0.57    $        0.24
                                                                   =============    =============    =============    =============

                             See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                 -------------------------
                                                                                                   1999            1998
                                                                                                 --------        --------
                                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
Net income ..............................................................................    $  11,466,000     $   4,853,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense ..............................................        2,061,000         1,545,000
     (Income) loss from unconsolidated joint ventures ...................................         (239,000)         (707,000)
     Principal payments of notes receivable .............................................          658,000           121,000
     Minority interest ..................................................................          173,000               ---
Changes in assets and liabilities, net of effects of purchase of additional 40%
   interest in Stafford:
     (Increase) decrease in real estate inventories .....................................      (25,867,000)      (21,737,000)
     (Increase) decrease in other assets ................................................         (534,000)       (1,786,000)
     Increase (decrease) in accounts payable ............................................        5,564,000         1,658,000
     Increase (decrease) in accrued expenses ............................................        3,208,000         1,200,000
     Change in deferred income taxes ....................................................          402,000          (104,000)
                                                                                             -------------     -------------
       Net cash provided by (used in) operating activities ..............................       (3,108,000)      (14,957,000)

INVESTING ACTIVITIES:
Purchase of additional 40% interest in Stafford, net of cash acquired ...................       (4,227,000)              ---
Acquisition of certain assets of Keys Homes .............................................       (1,000,000)              ---
Advances to unconsolidated joint ventures ...............................................         (123,000)       (5,109,000)
Repayments of advances to unconsolidated joint ventures .................................          885,000            59,000
Capital distributions from unconsolidated joint ventures ................................          659,000         2,470,000
Purchase of furniture, fixtures, and equipment ..........................................         (771,000)         (155,000)
                                                                                             -------------     -------------
       Net cash provided by (used in) investing activities ..............................       (4,577,000)       (2,735,000)

FINANCING ACTIVITIES:
Proceeds from bank borrowings ...........................................................      138,291,000        93,289,000
Principal payments on bank borrowings ...................................................      (95,656,000)     (171,016,000)
Principal payments on notes payables to others ..........................................       (1,412,000)       (1,709,000)
Proceeds from issuance of senior notes, net of discount .................................              ---        98,408,000
Refinancing of Stafford's debt ..........................................................      (29,378,000)              ---
Advance to affiliate (Note 3) ...........................................................       (1,000,000)              ---
Net decrease in discount on issuance of senior notes ....................................           79,000            24,000
Proceeds from issuance of common stock from exercise of stock options ...................           64,000            36,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan ...............          165,000               ---
Reacquisition of the Company's common stock .............................................       (2,969,000)              ---
                                                                                             -------------     -------------
        Net cash provided by (used in) financing activities .............................        8,184,000        19,032,000
                                                                                             -------------     -------------

Increase (decrease) in cash .............................................................          499,000         1,340,000
Cash and cash equivalents (restricted) at beginning of period ...........................        4,915,000         3,842,000
                                                                                             -------------     -------------
Cash and cash equivalents (restricted) at end of period .................................    $   5,414,000     $   5,182,000
                                                                                             =============     =============

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

    Included in Cash and Cash Equivalents at June 30, 1999 is a restricted amount of $718,000, which primarily represents a collection allowance resulting from the sale of second mortgage notes.


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

    Real estate inventories at June 30, 1999 consist of the following:

       Unimproved land held for future development ............     $40,478,000
       Development projects in progress .......................     323,567,000
       Completed inventory (including lots held for sale) .....      38,557,000
                                                                    -----------
                                                                   $402,602,000

    Completed inventory includes residential units which are substantially ready for occupancy.


3.  Related Party Transactions

    In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in Stafford Homes (Stafford), increasing its total ownership to 89%. As a result, the financial statements of Stafford for the three-month and six-month periods ended June 30, 1999 are consolidated with those of the Company. In connection with this transaction, the Company refinanced Stafford's existing debt, which included $1,251,000 in certain notes payable to affiliates of Stafford.

    Stafford leases its main office building from an affiliate of its President. The Company also leases its main office in Oregon from a family member of the Division President of the Oregon Division. During the quarter ended June 30, 1999, the Company incurred total rental expense in connection with such leases of approximately $29,000.

    In connection with the acquisition of certain assets of Keys Homes, Inc.
    (Keys) in October 1998, the Division President of the Company's Oregon Division (formerly the president of Keys) earns a percentage of the profits of the Oregon Division. In addition, included in Other Assets at June 30, 1999 is a note receivable of $1,000,000 from the Oregon Division President, which was issued on January 4, 1999, is due on December 31, 2005, bears interest at 7%, and requires minimum annual payments of $200,000 plus accrued but unpaid interest. Accrued interest receivable relating to the note was approximately $35,000 at June 30, 1999.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During the quarterly period ended June 30, 1999, legal fees of approximately $20,000 to such firms were incurred by the Company.


4.  Notes Payable to Banks

    In July 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $90,000,000 to $120,000,000. The Company has a one-time option to reduce the amount of the facility by $30,000,000 on an irrevocable basis, provided the facility has been increased to $120,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6 month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of June 30, 1999, the Company met such financial ratios and covenants.

    The Company has an interest rate swap to pay a fixed rate of 5.75% on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 7%, the swap reverses for that payment period and no interest payments are exchanged. This interest rate swap terminates on August 1, 2003.
    Effective August 9, 1999 through August 9, 2002, the Company entered into an interest rate swap to pay interest at a floating one-month LIBOR (5.21% on initial effective date) on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid is recognized during the period as an adjustment to interest incurred.

    Notes Payable to Banks at June 30, 1999 consist of borrowings under its credit facilities. At June 30, 1999, the Company's bank borrowings were at interest rates of prime (7.75%) and LIBOR plus 1.5% (6.4% to 6.5%). At June 30, 1999, $30,000,000 of the Company's line of credit is unused, of which $6,466,000 is restricted for outstanding but unused letters of credit.

    In April 1999, the Company entered into a separate 90-day $10,000,000 line of credit with one of the banks included in the $120,000,000 Revolving Credit Facility. In July 1999, the Company extended this line of credit for an additional 90 days.

    The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $5,665,000 during the quarter ended June 30, 1999. Interest incurred during the quarter ended June 30, 1999 was approximately $4,471,000. All of such interest was capitalized to real estate inventories except for $657,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of Cost of Residential Real Estate Sales during the quarter ended
    June 30, 1999 totaled $4,400,000.


5.  Commitments and Contingencies

    At June 30, 1999, the Company had under contract to purchase for approximately $4,000,000, land for residential development.

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


6.  Stockholders' Equity

    During the quarter ended June 30, 1999, options were exercised, resulting in the issuance of 6,130 shares of common stock.

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock through August 30, 1999. During the quarter ended June 30, 1999, the Company repurchased 409,400 shares at a cost of $2,968,150, resulting in 504,400 total shares purchased under the program at a total cost of $3,585,650.


7.  Income Taxes

    During the three months ended June 30, 1999, the Company made income tax payments of $5,616,000.


8.  Net Income Per Share

    Basic net income per share for the quarter and six months ended June 30, 1999 were computed using the weighted average number of common shares outstanding during the periods of 19,899,338 and 19,967,070, respectively. Basic net income per share for the quarter and six months ended June 30, 1998 were computed using the weighted average number of common shares outstanding during the periods of 20,104,653 and 20,102,800, respectively.

    The computation of diluted net income per share for the three-month and six-month periods ended June 30, 1999 and 1998 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.


9.  Subsequent Events

    In July 1999, the Company acquired certain assets of a homebuilder that operates in Southern California and Arizona, thereby establishing two new divisions of the Company. The owners of the seller will retain an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. In connection with the acquisition, the Company issued 400,000 shares of its common stock and provided a loan to the seller in the amount of $4,810,000. The loan is due on December 31, 2004 and bears interest at 7%.

    In July 1999, the Company entered into an interest rate swap agreement. Refer to Note 4.

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

    For the quarter ended June 30, 1999, sales of residential real estate (revenue) were $131.6 million and operating income was $12.2 million, compared to revenues of $67.4 million and operating income of $5.0 million during the second quarter last year. Net income was $6.7 million ($0.34 per share) for the quarter ended June 30, 1999, compared to net income of $2.9 million ($0.14 per share) during the 1998 second quarter. From the second quarter of 1998 to the second quarter of 1999, revenues grew 95.2%, net income grew 134.1%, the number of units closed increased from 433 to 706 and operating profit margins improved from 7.5% to 9.3%.

    In July 1999, the Company acquired certain assets of Rielly Homes, Inc., a homebuilder in Southern California and Phoenix, Arizona. Rielly Homes, Inc. ("Rielly"), founded by Tom Rielly in 1986, has delivered over 3,000 homes, focusing primarily on the entry-level, and first and second move-up markets. In 1998, Rielly closed the sales of approximately 165 homes, generating revenues of approximately $50.6 million.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.

                                                                                THREE MONTHS ENDED    % CHANGE IN DOLLAR
                                                                                     JUNE 30,            AMOUNTS FROM
                                                                               1999           1998       1998 TO 1999
                                                                               ----           ----       ------------
Residential real estate sales ........................................        100.0%         100.0%          95.2%

Costs and expenses:
    Residential real estate sales ....................................         79.4           80.0           93.8
    Selling and commissions ..........................................          6.4            6.9           79.2
    General and administrative .......................................          4.9            5.6           73.0
                                                                               -----          -----
              Total costs and expenses ...............................         90.7           92.5           91.4
                                                                               -----          -----
Operating income .....................................................          9.3            7.5          141.7
Income from unconsolidated joint ventures ............................          0.2            0.6          (39.7)
Minority interest in pretax income of consolidated subsidiary ........         (0.1)           ---           ---
Other income (expense) ...............................................         (1.1)          (1.2)          79.7
                                                                               -----          -----
Income before provision for income taxes .............................          8.3            6.9          134.1
Provision for income taxes ...........................................          3.2            2.7          134.0
                                                                               -----          -----
    Net income .......................................................          5.1%           4.2%         134.1
                                                                               =====          =====

                                                                                SIX MONTHS ENDED       % CHANGE IN DOLLAR
                                                                                     JUNE 30,             AMOUNTS FROM
                                                                              1999            1998        1998 to 1999
                                                                              ----            ----        ------------
Residential real estate sales ........................................        100.0%         100.0%          85.1%

Costs and expenses:
    Residential real estate sales ....................................         79.0           79.6           83.7
    Selling and commissions ..........................................          6.4            7.0           69.0
    General and administrative .......................................          5.2            6.1           58.2
                                                                              -----          -----
              Total costs and expenses ...............................         90.6           92.7           80.9
                                                                              -----          -----
Operating income .....................................................          9.4            7.3          137.4
Income from unconsolidated joint ventures ............................          0.2            0.6          (57.7)
Minority interest in pretax income of consolidated subsidiary ........         (0.1)           ---           ---
Other income (expense) ...............................................         (1.3)          (1.5)          53.0
                                                                              -----          -----
Income before provision for income taxes .............................          8.2            6.4          135.6
Provision for income taxes ...........................................          3.2            2.5          134.4
                                                                              -----          -----
    Net income .......................................................          5.0%           3.9%         136.3
                                                                              =====          =====


 RESIDENTIAL REAL ESTATE SALES

     The Company's Residential Real Estate Sales (revenues) for the quarter ended June 30, 1999 were approximately

$131.6 million as compared to approximately $67.4 million during the quarter ended June 30, 1998. This represents an increase of approximately $64.2 million or 95.2%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the second quarter of 1999 relative to the second quarter of 1998. The Company's average sales price per unit increased to $193,000 during the 1999 second quarter, an increase from an average sales price per unit during the 1998 second quarter of $182,000.

     As a result of the increase in the Company's ownership of Stafford to 89% in early 1999, the operating results of Stafford are consolidated with those of the Company during the quarter and six months ended June 30, 1999, contributing to the Company's higher 1999 revenues and average sales prices as compared to 1998. Stafford's average sales price of home sales closed was $229,000 during the quarter ended June 30, 1999.

     The Company's sales of residential real estate (revenues) were approximately $227.5 million for the six months ended June 30, 1999, compared to $122.9 million during the same period in 1998, an increase of 85.1%. The increase is attributable to the increase in the number and average sales price of unit sales closed during the first six months of 1999 compared to the first six months of 1998. The average sales price per unit closed was $191,000 during the six months ended June 30, 1999, compared to $177,000 during the six months ended June 30, 1998.

     The following table sets forth the number of sales closed during the three-month and six-month periods ended June 30, 1999 and 1998, which includes 100% of the sales closed at projects developed by the Company's joint ventures.

                                              Three months ended June 30,            Six months ended June 30,
                                                 1999             1998               1999                 1998
                                                 ----             ----               ----                 ----
    Consolidated:
      Colorado                                    360              243                656                  485
      Hawaii (1)                                  93               94                 158                  153
      Northern California                         60               20                  83                   35
      Oregon                                      98               14                 158                   24
      Washington (3)                              71               ---                128                   ---
                                                  --               ---                ---                   ---
        Total Consolidated                        682              371               1,183                 697

    Unconsolidated Joint Ventures:
      Hawaii (2)                                   4                7                  11                   10
      Washington (3)                              --               55                  --                  116
      Colorado (4)                                20               ---                 20                  ---
                                                  --               ---                 --                  ---

    Total                                         706              433               1,214                 823
                                                  ===              ===               =====                 ===

(1) The amount for the six months ended June 30, 1999 excludes 11 sales that closed prior to January 1, 1999 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1999 first quarter.
(2) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii,
     Iao Partners and Waiakoa Estates Subdivision Joint Venture.
(3) Reflects 100% of the information with respect to Stafford Homes, in which the Company acquired a 49% interest in July 1997. In January 1999, the Company increased its ownership interest in Stafford Homes to 89%.
(4) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado, The Ranch-Southpointe II LLC, which was entered into in July 1998.

COSTS AND EXPENSES -- RESIDENTIAL REAL ESTATE SALES

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

     Cost of Residential Real Estate Sales increased from approximately $54.0 million during the quarter ended June 30, 1998 to approximately $104.6 million during the same period in 1999, representing an increase of approximately $50.6 million or 93.8%. This increase reflects a higher level of unit and dollar sales closed during the second quarter of 1999 relative to the second quarter of 1998 and the consolidation of Stafford's operating results with those of the Company during the quarter ended June 30, 1999. As a percentage of revenues, Cost of Residential Real Estate Sales decreased from 80.0% to 79.4%. This decrease is largely attributable to higher average selling prices in the Company's Colorado division.

     The cost of residential real estate sold increased from approximately $97.9 million during the six months ended June 30, 1998 to approximately $179.8 million during the same period in 1999, representing an increase of approxi-mately $81.9 million or 83.7%, primarily reflecting a higher level of unit and dollar sales closed during the first six months of 1999 relative to the same period in 1998.

     The cost of residential real estate sold as a percentage of sales decreased from 79.6% for the six months ended June 30, 1998 to 79.0% for the six months ended June 30, 1999. The decrease in the cost of residential real estate sold as a percentage of sales reflects higher margins realized by the Colorado division.

     Total interest incurred during the quarters ended June 30, 1999 and 1998 was approximately $4.5 million and $3.4 million, respectively. The increase in interest incurred reflects the higher level of average debt outstanding. Of the amounts incurred, approximately $657,000 and $614,000 was expensed currently (included in Other Income (Expense)), in the second quarters of 1999 and 1998, respectively, and the remaining interest incurred was capitalized to development projects. Interest capitalized to projects is expensed through Cost of Residential Real Estate Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Cost of Residential Real Estate Sales, totaled $4.4 million and $2.3 million during the quarters ended June 30, 1999 and 1998, respectively.

     Average debt outstanding was approximately $231.3 million and $172.0 million during the second quarters of 1999 and 1998, respectively, reflecting the increase in debt outstanding associated with the increase in the Company's ownership in Stafford and simultaneous refinancing of Stafford's debt, as well as the higher volume of inventories in the Company's U.S. mainland divisions. The Company's average interest rate on its debt for the quarters ended June 30, 1999 and 1998 was approximately 7.8% and 7.9%, respectively. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Cost of Residential Real Estate Sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Selling costs and commissions represented approximately 6.4% and 6.9% of sales of residential real estate during the quarters ended June 30, 1999 and 1998, respectively. Selling costs and commissions represented approximately 6.4% and 7.0% of sales of residential real estate during the six months ended June 30, 1999 and 1998, respectively. These decreases are a result of the selling costs and commissions increasing at a lower rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of cost of residential real estate sales.

     General and Administrative Expenses increased by $2.7 million during the second quarter of 1999 as compared to the same period in 1998 primarily due to expansion at the Company's U. S. mainland divisions and the consolidation of Stafford's operating results with those of the Company during the quarter and six months ended June 30, 1999. As a percentage of sales, General and Administrative Expenses decreased from 5.6% during the quarter ended June 30, 1998 to 4.9% during the quarter ended June 30,

1999. This decrease is a result of General and Administrative Expenses increasing at a lower rate than revenues.

     General and Administrative Expenses increased by $4.4 million or 58.2% during the first half of 1999 as compared to the same period in 1998. As a percentage of sales, General and Administrative Expense decreased from 6.1% during the first half of 1998 to 5.2% during the first half of 1999. This decrease is a result of General and Administrative Expenses increasing at a lower rate than revenues.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

      During the first two quarters of 1999, Income from Unconsolidated Joint Ventures represents the Company's 50% interest in the operations of two joint ventures in Hawaii, and during the second quarter of 1999, the Company's 50% interest in its joint venture in Colorado. During the comparable periods in 1998, Income from Unconsolidated Joint Ventures represented the Company's 49% interest in the operations of Stafford in addition to its 50% interest in the operations of two joint ventures in Hawaii. The decrease in this income from the first three and six months of 1998 to the same period in 1999 is primarily the result of Stafford being accounted for as a consolidated subsidiary for the quarter and six months ended June 30, 1999, rather than an unconsolidated joint venture, due to the increase of the Company's ownership interest to 89% in January 1999.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

      Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of Stafford not owned by the Company.

OTHER INCOME (EXPENSE)

     Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The increase in Other Income (Expense) of $668,000 and $993,000 from the first three and six months of 1998 to the comparable periods in 1999, respectively, is primarily due to an increase in interest expense resulting from the consolidation of Stafford.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the second quarters of 1999 and 1998 was approximately 38.5%.

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

     The following table sets forth the Company's backlog for both homes and residential lots at June 30, 1999 and 1998, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.

                                                June 30, 1999                        June 30, 1998
                                                -------------                        -------------
                                                           Aggregate                           Aggregate
                                          Number          Sales Value          Number         Sales Value
Consolidated:
  Colorado                                   566           $101,660,000           436          $ 70,674,000
  Hawaii                                      87             23,890,000            76            22,715,000
  Northern California                         94             22,818,000            26             3,954,000
  Oregon                                     100             16,285,000            41             8,076,000
  Washington                                  74             20,698,000           ---                   ---
                                              --             ----------           ---                   ---
    Total Consolidated                       921            185,351,000           579           105,419,000

Unconsolidated Joint Ventures:
  Hawaii                                       4                432,000             6               758,000
  Washington                                  --                    ---            88            22,320,000
  Colorado                                    54              9,372,000           ---                   ---
                                              --              ---------           ---            ----------

Total                                        979          $ 195,155,000           673          $128,497,000
                                             ===          =============           ===          ============

     The average sales prices of the homes and lots comprising backlog for consolidated projects at June 30, 1999 and 1998 were $201,000 and $182,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

YEAR 2000 COMPLIANCE

     The Company has developed and is currently executing a plan designed to make its computer systems Year 2000 compliant. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing. The Company has substantially completed the inventory, assessment and remediation stages for its systems and applications. The Company has completed a majority of its testing of these systems and applications, and expects to complete the remainder of such testing prior to the end of 1999.

     The Company currently estimates that approximately $110,000 will be incurred to address Year 2000 issues. As of June 30, 1999, approximately $74,000 has been incurred and expensed. The Company anticipates that its Year 2000 costs will be funded from operations, and does not expect to defer any other information technology projects as a result of its Year 2000 efforts. The Company does not anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

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

     In July 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $90.0 million to $120.0 million. The Company has a one-time option to reduce the amount of the facility by $30.0 million on an irrevocable basis, provided the facility has been increased to $120.0 million for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants and also contains provisions which may, in certain circumstances, limit the amount the Company may borrow. In April 1999, the Company entered into a separate 90-day $10.0 million line of credit with one of the banks included in the $120.0 million Revolving Credit Facility (extended for an additional 90 days in July 1999). At July 31, 1999, and June 30, 1999, the Company had bank notes payable of approximately $79.5 million and $60.0 million, respectively.

COMMITMENTS

     At July 31, 1999, the Company has commitments to purchase parcels of land for approximately $4.0 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels between 1999 and 2000. However, no assurances can be given that these purchases will be completed.

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10 million of its outstanding common stock through August 30, 1999. During the quarter ended June 30, 1999, the Company repurchased 409,400 shares at a cost of $3.0 million, resulting in 504,400 total shares purchased under the program at a total cost of $3.6 million.

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


Items 2 and 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held an Annual Meeting of Stockholders on May 17, 1999.

(b) At the Annual Meeting of Stockholders, the following directors were elected:

           Bert T. Kobayashi, Jr.
           Thomas A. Bevilacqua

(c) At the Annual Meeting of Stockholders, the following matters were voted upon:

    (1) A proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year 1999.

              Affirmative votes:                 18,674,926
              Negative votes:                        66,700
              Abstain:                                  805

    (2)  A proposal to elect Bert T. Kobayashi, Jr. to the Board of Directors.

              Affirmative votes:                 18,260,631
              Withhold authority:                   481,800

    (3) A proposal to elect Thomas A. Bevilacqua to the Board of Directors.

              Affirmative votes:                 18,737,131

         Withhold authority:                          5,300


    (4)  A proposal to approve the amend  the 1992  Stock Option Plan.

              Affirmative votes:                 13,659,882
              Negative votes:                     5,079,124
              Abstain:                                3,425

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)Exhibits.

              EXHIBIT
              NUMBER            DOCUMENT DESCRIPTION
              -------           --------------------
                 10.1           Second Amendment to Second Amended and Restated
                                Credit Agreement between the Company, certain
                                Banks, First Hawaiian Bank and Bank of America
                                NT & SA, dated July 2, 1999.

                 10.2 Third Amendment to Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated July 22, 1999.

                 10.3 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated July 22, 1999.

                   27           Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended June 30, 1999.

                               SCHULER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                         SCHULER HOMES, INC.


Date: August 9, 1999                     By:  /s/ JAMES K. SCHULER
                                         -------------------------------------
                                         James K. Schuler
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                        (principal executive officer)



Date: August 9, 1999                    By:  /s/ PAMELA S. JONES
                                        --------------------------------------
                                        Pamela S. Jones
                                        Senior Vice President of Finance,
                                        Chief Financial Officer and
                                        Director (principal financial officer)



Date: August 9, 1999                    By:  /s/ DOUGLAS M. TONOKAWA
                                        --------------------------------------
                                        Douglas M. Tonokawa
                                        Vice President of Finance,
                                        Chief Accounting Officer
                                        (principal accounting officer)