Form 10-Q
period 1999-09-30
SCHULER HOMES INC
filed 1999-11-15
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          -----------------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         YES   X                                      NO
            ------                                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
        Class of Common Stock                            October 31, 1999
        ---------------------                            ----------------
            $.01 par value                                  20,081,200

                               SCHULER HOMES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Independent Accountants' Review Report ..........................      3

                  Consolidated Balance Sheets - September 30, 1999 and
                        December 31, 1998 .........................................      4

                  Consolidated Statements of Income - Three and nine months
                        ended September 30, 1999 and 1998 .........................      5

                  Consolidated Statements of Cash Flows - Nine
                        months ended September 30, 1999 and 1998 ..................      6

                  Notes to Consolidated Financial Statements ......................      7

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ..............     11

PART II.          OTHER INFORMATION................................................     19

SIGNATURES ........................................................................     20



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                                                          ERNST & YOUNG LLP


Honolulu, Hawaii
November 10, 1999

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,1999       December 31, 1998
                                                                                        -----------------       -----------------
                                                                                           (unaudited)
ASSETS

Cash and cash equivalents (restricted-Note 1) .......................................     $   6,650,000          $   4,915,000
Real estate inventories (Note 2) ....................................................       432,000,000            325,166,000
Investments in unconsolidated joint ventures (Note 3) ...............................         9,369,000             23,998,000
Deferred income taxes ...............................................................         2,866,000              3,957,000
Intangibles, net ....................................................................        15,779,000             13,879,000
Other assets (Note 3) ...............................................................        21,932,000             13,628,000
                                                                                        -----------------       -----------------
Total assets ........................................................................     $ 488,596,000          $ 385,543,000
                                                                                        -----------------       -----------------
                                                                                        -----------------       -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ....................................................................     $  30,087,000          $  15,954,000
Accrued expenses ....................................................................        18,831,000             16,703,000
Notes payable to banks (Note 4) .....................................................        85,276,000             17,365,000
Notes payable to others .............................................................         3,233,000              3,954,000
9% senior notes due 2008 ............................................................        98,631,000             98,512,000
6-1/2% convertible subordinated debentures due 2003 .................................        57,500,000             57,500,000
                                                                                        -----------------       -----------------
Total liabilities ...................................................................       293,558,000            209,988,000

Commitments and contingencies (Notes 4 and 5)

Minority interest in consolidated subsidiary (Note 3) ...............................         1,522,000                     --

Stockholders' equity (Notes 3 and 6):
    Common stock, $.01 par value; 30,000,000 shares authorized;
     20,928,158 and 20,892,465 shares issued at September 30, 1999 and December 31,
     1998, respectively .............................................................           214,000                209,000
    Additional paid-in capital ......................................................        95,965,000             93,201,000
    Retained earnings ...............................................................       105,923,000             87,762,000
    Treasury stock, at cost; 1,278,400 and 869,000 shares at September 30, 1999
      and December 31, 1998,  respectively...........................................        (8,586,000)            (5,617,000)
                                                                                        -----------------       -----------------
Total stockholders' equity ..........................................................       193,516,000            175,555,000
                                                                                        -----------------       -----------------
Total liabilities and stockholders' equity ..........................................     $ 488,596,000          $ 385,543,000
                                                                                        -----------------       -----------------
                                                                                        -----------------       -----------------


                             See accompanying notes.

                               SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Three months ended September 30,   Nine months ended September 30,
                                                                --------------------------------   -------------------------------
                                                                    1999               1998                1999            1998
                                                                -------------     -------------    ---------------   -------------
                                                                           (unaudited)                        (unaudited)
Residential real estate sales (Note 3) ...................      $ 128,335,000     $  79,186,000      $ 355,851,000   $ 202,131,000

Costs and expenses:
    Residential real estate sales ........................        102,642,000        63,206,000        282,436,000     161,064,000
    Selling and commissions ..............................          8,101,000         5,180,000         22,623,000      13,772,000
    General and administrative ...........................          6,505,000         4,165,000         18,400,000      11,685,000
                                                                -------------     -------------    ---------------   -------------
        Total costs and expenses .........................        117,248,000        72,551,000        323,459,000     186,521,000
                                                                -------------     -------------    ---------------   -------------
    Operating income .....................................         11,087,000         6,635,000         32,392,000      15,610,000

Income from unconsolidated joint ventures ................            556,000           750,000           893,0000       1,546,000
Minority interest in pretax income of consolidated
  subsidiary (Note 3) ....................................            (99,000)              ---           (272,000)            ---
Other income (expense) (Note 4) ..........................           (625,000)       (1,618,000)        (3,492,000)     (3,492,000)
                                                                -------------     -------------    ---------------   -------------
   Income before provision for income taxes ..............         10,919,000         5,767,000         29,521,000      13,664,000
Provision for income taxes (Note 7) ......................          4,224,000         2,184,000         11,360,000       5,228,000
                                                                -------------     -------------    ---------------   -------------
   Net income ............................................      $   6,695,000     $   3,583,000      $  18,161,000   $   8,436,000
                                                                -------------     -------------    ---------------   -------------
                                                                -------------     -------------    ---------------   -------------
Net income per share (Note 8):
   Basic .................................................      $        0.34     $        0.18      $        0.91   $        0.42
                                                                -------------     -------------    ---------------   -------------
                                                                -------------     -------------    ---------------   -------------
   Diluted ...............................................      $        0.33     $        0.18      $        0.91   $        0.42
                                                                -------------     -------------    ---------------   -------------
                                                                -------------     -------------    ---------------   -------------


                                              See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine months ended September 30,
                                                                                         -------------------------------------
                                                                                              1999                   1998
                                                                                         -------------           -------------
                                                                                                       (unaudited)
OPERATING ACTIVITIES:
Net income ....................................................................          $  18,161,000           $   8,436,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense ....................................              3,366,000               2,387,000
     Increase in allowance for doubtful accounts ..............................                     --                  96,000
     (Income) loss from unconsolidated joint ventures .........................               (424,000)             (1,463,000)
     Change in principal balance of notes receivable ..........................                735,000                 150,000
     Minority interest ........................................................                272,000                      --
 Changes in assets and liabilities, net of effects of purchase of additional
 40% interest in Stafford:
   (Increase) decrease in real estate inventories .............................            (56,093,000)            (27,198,000)
   (Increase) decrease in other assets ........................................             (2,327,000)               (658,000)
   Increase (decrease) in accounts payable ....................................              9,257,000               1,939,000
   Increase (decrease) in accrued expenses ....................................              4,078,000               3,092,000
   Change in deferred income taxes ............................................              1,144,000                 (83,000)
                                                                                         -------------           -------------
       Net cash provided by (used in) operating activities ....................            (21,831,000)            (13,302,000)


INVESTING ACTIVITIES:
Purchase of additional 40% interest in Stafford, net of cash acquired .........             (4,227,000)                     --
Acquisition of certain assets of Keys Homes ...................................             (1,000,000)                     --
Investment in unconsolidated joint ventures ...................................             (2,185,000)             (1,000,000)
Advances to unconsolidated joint ventures .....................................               (517,000)             (5,359,000)
Repayments of advances to unconsolidated joint ventures .......................                975,000                 262,000
Capital distributions from unconsolidated joint ventures ......................              1,713,000               3,457,000
Purchase of furniture, fixtures, and equipment ................................             (1,004,000)               (181,000)
                                                                                         -------------           -------------
       Net cash provided by (used in) investing activities ....................             (6,245,000)             (2,821,000)

FINANCING ACTIVITIES:
Proceeds from bank borrowings .................................................            240,373,000             128,029,000
Principal payments on bank borrowings .........................................           (172,462,000)           (208,113,000)
Principal payments on notes payables to others ................................               (729,000)                     --
Proceeds from issuance of senior notes, net of discount and offering costs ....                     --              97,210,000
Refinancing of Stafford's debt ................................................            (29,378,000)                     --
Advances to affiliates (Note 3) ...............................................             (5,810,000)                     --
Repayment of advances to affiliates ...........................................                255,000                      --
Net decrease in discount on issuance of senior notes ..........................                119,000                  65,000
Proceeds from issuance of common stock from exercise of stock options .........                 64,000                 101,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan .....                348,000                      --
Reacquisition of the Company's common stock ...................................             (2,969,000)                     --
                                                                                         -------------           -------------
        Net cash provided by (used in) financing activities ...................             29,811,000              17,292,000
                                                                                         -------------           -------------
Increase (decrease) in cash ...................................................              1,735,000               1,169,000
Cash and cash equivalents (restricted) at beginning of period .................              4,915,000               3,842,000
                                                                                         -------------           -------------
Cash and cash equivalents (restricted) at end of period .......................          $   6,650,000           $   5,011,000
                                                                                         -------------           -------------
                                                                                         -------------           -------------


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

     Included in Cash and Cash Equivalents at September 30, 1999 is a restricted amount of $712,000, which primarily represents a collection allowance resulting from the sale of second mortgage notes.

     In July 1999, the Company acquired certain assets of a homebuilder that operates in Southern California and Arizona, thereby establishing two new divisions of the Company. See Note 3.


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

    Real estate inventories at September 30, 1999 consist of the following:
       Unimproved land held for future development............  $    42,356,000
        Development projects in progress......................      346,518,000
       Completed inventory (including lots held for sale).....       43,126,000
                                                                ---------------
                                                                $   432,000,000
                                                                ---------------
                                                                ---------------


      Completed inventory includes residential units which are substantially ready for occupancy.


3.   Related Party Transactions

     In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in Stafford Homes (Stafford), increasing its total ownership to 89%. As a result, the financial statements of Stafford for the three-month and nine-month periods ended September 30, 1999 are consolidated with those of the Company. In connection with this transaction, the Company refinanced Stafford's existing debt, which included $1,251,000 in certain notes payable to affiliates of Stafford.

     Through October 1999, Stafford leased its main office building from an affiliate of its President. The Company also leases its main office in Oregon from a family member of the Division President of the Oregon Division. During the quarter ended September 30, 1999, the Company incurred total rental expense in connection with such leases of approximately $32,000.

     In connection with the acquisition of certain assets of Keys Homes, Inc.
     (Keys) in October 1998, the Division President of the Company's Oregon Division (formerly the president of Keys) earns a percentage of the profits of the Oregon Division. In addition, included in Other Assets at September 30, 1999 is a note receivable of $1,000,000 from the Oregon Division President, which was issued on January 4, 1999, is due on December 31, 2005, bears interest at 7%, and requires minimum annual payments of $200,000 plus accrued but unpaid interest. Accrued interest receivable relating to the note was approximately $52,000 at September 30, 1999. During the quarter ended September 30, 1999, the Company sold 14 of its homes for an aggregate sales price of $2,273,000 to a group of which the Division President of the Company's Oregon Division is a member.

     In connection with the acquisition in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, will retain an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. In connection with the acquisition, the Company issued 400,000 shares of its common stock and provided a loan to the seller in the amount of $4,810,000, which is included in Other Assets. The loan is due on December 31, 2004 and bears interest at 7%. Accrued interest receivable relating to the loan was approximately $63,000 at September 30, 1999.

     From time to time, the Company engages the law firm in which a director of the Company is a partner. During the quarterly period ended September 30, 1999, no such legal fees were incurred by the Company.


4.   Notes Payable to Banks

     On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120,000,000 to $170,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis, provided the facility has remained at $170,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of September 30, 1999, the Company met such financial ratios and covenants.

     The Company entered into two interest rate swaps. One swap requires the Company to pay a fixed rate of 5.75% on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 7%, the swap reverses for that payment period and no interest payments are exchanged. This interest rate swap terminates on August 1, 2003. The second swap, which became effective on August 9, 1999 and terminates on August 9, 2002, requires the Company to pay interest at a floating one month LIBOR (5.21% on initial effective date) on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid is recognized during the period as an adjustment to interest incurred.

     Notes Payable to Banks at September 30, 1999 consist of borrowings under its credit facilities. At September 30, 1999, the Company's bank borrowings were at interest rates of prime (8.25%) and LIBOR plus 1.5% (6.9%). At September 30, 1999, $34,724,000 of the Company's $120,000,000 line of credit is unused, of which $5,804,000 is restricted for outstanding but unused letters of credit.

     In April 1999, the Company entered into a separate 90-day $10,000,000 line of credit with one of the banks included in the $120,000,000 Revolving Credit Facility. In July 1999, the Company extended this line of credit for an additional 90 days. This separate line of credit was canceled on October 1, 1999.

     The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $3,316,000 during the quarter ended September 30, 1999. Interest incurred during the quarter ended September 30, 1999 was approximately $4,777,000. All of such interest was capitalized to real estate inventories except for $372,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of Cost of Residential Real Estate Sales during the quarter ended September 30, 1999 totaled $4,524,000.


5.   Commitments and Contingencies

     At September 30, 1999, the Company had land for residential development under contract to purchase for approximately $4,000,000.

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Court's denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999 a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The settlement amount incurred by the Company will be charged against the warranty accruals previously established by the Company. Although the cost of remediation for certain units called for under the settlement agreement is not determinable until the work is completed, the Company believes that the cost of such work will not exceed its warranty accruals. A new trial date in December 1999 has been set for the initial suit, which has two remaining plaintiffs. A trial date in April 2000 has been set in the second action, which includes one remaining plaintiff. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

6.   Stockholders' Equity

     During the quarter ended September 30, 1999, options to purchase 66,800 shares of common stock were granted. In addition, 31,628 shares were issued on August 31, 1999 pursuant to the Company's Employee Stock Purchase Plan.

     In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of September 30, 1999, the Company has repurchased 504,400 shares under the program at a total cost of $3,585,650.


7.   Income Taxes

     During the three months ended September 30, 1999, the Company made income tax payments of $4,250,000.


8.   Net Income Per Share

     Basic net income per share for the quarter and nine months ended September 30, 1999 were computed using the weighted average number of common shares outstanding during the periods of 19,968,925 and 19,967,688, respectively. Basic net income per share for the quarter and nine months ended September 30, 1998 were computed using the weighted average number of common shares outstanding during the periods of 20,113,323 and 20,106,346, respectively.

     Diluted net income per share for the three months ended September 30, 1999 was computed by adding to net income the interest charged to Cost of Residential Real Estate Sold of $842,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 22,602,915, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the nine-month period ended September 30, 1999 and the three-month and nine-month periods ended September 30, 1998 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, including but not limited to the costs and achievability of Year 2000 compliance, the closing and profitability of sales in backlog reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, weather conditions and general competitive factors, all or each of which may cause actual results to differ materially. In addition, other factors that might cause such a difference include other risks detailed in the Company's Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

     Schuler Homes, Inc. designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in seven geographic markets:
Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington. Southern California and Arizona represent new geographic markets for the Company, as a result of the July 1999 acquisition of certain assets of Rielly Homes, Inc.

     For the quarter ended September 30, 1999, sales of residential real estate (revenues) were $128.3 million and operating income was $11.1 million, compared to revenues of $79.2 million and operating income of $6.6 million during the third quarter last year. Net income was $6.7 million ($0.33 per share) for the quarter ended September 30, 1999, compared to net income of $3.6 million ($0.18 per share) during the 1998 third quarter. For the third quarter of 1998 compared to the third quarter of 1999, revenues grew 62.1%, net income grew 86.9%, the number of units closed increased from 510 to 692 and operating profit margins improved from 8.4% to 8.6%.

     In July 1999, the Company acquired certain assets of Rielly Homes, Inc. ("Rielly"), a homebuilder in Southern California and Phoenix, Arizona. Founded by Tom Rielly in 1986, Rielly has built over 3,000 homes, focusing primarily on the entry-level and first and second move-up markets. In 1998, Rielly closed the sales of approximately 165 homes, generating revenues of approximately $50.6 million.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.


                                                               Three months ended       % Change in Dollar Amounts
                                                                    September 30,              from
                                                               1999            1998         1998 to 1999
                                                             -------          -------      --------------
Residential real estate sales ....................            100.0%           100.0%           62.1%

Costs and expenses:
    Residential real estate sales ................             80.0             79.8            62.4
    Selling and commissions ......................              6.3              6.5            56.4
    General and administrative ...................              5.1              5.3            56.2
                                                             -------          -------
              Total costs and expenses ...........             91.4             91.6            61.6
                                                             -------          -------
Operating income .................................              8.6              8.4            67.1

Income from unconsolidated joint ventures ........              0.4              0.9           (25.9)
Minority interest in pretax income of consolidated
 subsidiary ......................................               --               --              --
Other income (expense) ...........................             (0.5)            (2.0)          (61.4)
                                                             -------          -------
Income before provision for income taxes .........              8.5              7.3            89.3
Provision for income taxes .......................              3.3              2.8            93.4
                                                             -------          -------

    Net income ...................................              5.2%             4.5%           86.9
                                                             -------          -------
                                                             -------          -------






                                                                 Nine months ended      % Change in Dollar Amounts
                                                                   September 30,                 from
                                                                  1999         1998           1998 to 1999
                                                                --------      -------    -------------------------
Residential real estate sales ....................            100.0%           100.0%           76.0%

Costs and expenses:
    Residential real estate sales ................              79.4            79.7            75.4
    Selling and commissions ......................               6.3             6.8            64.3
    General and administrative ...................               5.2             5.8            57.5
                                                                --------      -------
              Total costs and expenses ...........               90.9           92.3            73.4
                                                                --------      -------
Operating income .................................                9.1            7.7           107.5

Income from unconsolidated joint ventures ........                0.2            0.8           (42.2)
Minority interest in pretax income of consolidated
 subsidiary.......................................                 --             --              --
Other income (expense) ...........................               (1.0)          (1.7)             --
                                                                --------      -------
Income before provision for income taxes .........                8.3            6.8           116.0
Provision for income taxes .......................                3.2            2.6           117.3
                                                                --------      -------
    Net income ...................................                5.1%           4.2%          115.3
                                                                --------      -------
                                                                --------      -------


RESIDENTIAL REAL ESTATE SALES

     The Company's Residential Real Estate Sales (revenues) for the quarter ended September 30, 1999 were approximately $128.3 million as compared to approximately $79.2 million during the quarter ended September 30, 1998. This represents an increase of approximately $49.1 million or 62.1%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the third quarter of 1999 relative to the third quarter of 1998. The Company's average sales price per unit increased to $202,000 during the 1999 third quarter (excluding one sale under the Company's "zero-down" sales program in Hawaii and 7 lot sales), an increase from an average sales price per unit during the 1998 third quarter of $185,000.

     The Company's Residential Real Estate Sales (revenues) were approximately $355.9 million for the nine months ended September 30, 1999, compared to $202.1 million during the same period in 1998, an increase of 76.0%. The increase is attributable to the increase in the number and average sales price of unit sales closed during the first nine months of 1999 compared to the first nine months of 1998. The average sales price per unit closed was $194,000 during the nine months ended September 30, 1999, compared to $180,000 during the nine months ended September 30, 1998.

     As a result of the increase in the Company's ownership of Stafford to 89% in early 1999, the operating results of Stafford are consolidated with those of the Company during the quarter and nine months ended September 30, 1999, contributing to the Company's higher 1999 revenues and average sales prices as compared to 1998. Stafford's average sales price of home sales closed was $253,000 during the quarter ended September 30, 1999 and $241,000 for the nine months ended September 30, 1999.

     The following table sets forth the number of sales closed during the three-month and nine-month periods ended September 30, 1999 and 1998, which includes 100% of the sales closed at projects developed by the Company's joint ventures.


                                            Three months ended September 30,       Nine months ended September 30,
                                               1999              1998                 1999                  1998
                                            -----------      --------------        -------------       -----------
Consolidated:
  Colorado                                      339               303                  995                   788
  Hawaii (1)                                     71                82                  229                   235
  Northern California                            76                24                  159                    59
  Oregon                                         85                20                  243                    44
  Washington (2)                                 71                --                  199                    --
                                            -----------      --------------        -------------       -----------
    Total Consolidated                          642               429                1,825                 1,126

Unconsolidated Joint Ventures:
 Colorado (3)                                    36                --                   56                    --
 Hawaii (4)                                       5                 7                   16                    17
 Southern California (5)                          9                --                    9                    --
 Washington (2)                                  --                74                   --                   190
                                            -----------      --------------        -------------       -----------

Total                                           692               510                1,906                 1,333
                                            -----------      --------------        -------------       -----------
                                            -----------      --------------        -------------       -----------



(1) Includes homes and lots sold and closed pursuant to the Company's "zero-down" sales program in Hawaii. The amount for the three months ended September 30, 1999 includes one "zero-down" closing. The amount for the nine months ended September 30, 1999 excludes 11 sales that closed prior to January 1, 1999 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1999 first quarter.
(2) Reflects 100% of the information with respect to Stafford Homes, which the Company acquired a 49% interest in July 1997, which it increased to 89% in January 1999.
(3) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado.
(4) Reflects 100% of the information with respect to the Company's two 50%-owned joint ventures in Hawaii.
(5) Reflects 100% of the information with respect to the Company's 24.5% to 49%-owned joint ventures in Southern California.

COSTS AND EXPENSES - RESIDENTIAL REAL ESTATE SALES

     Costs and Expenses - Residential Real Estate Sales represents the acquisition and development costs of a project attributable to the homes closed. Acquisition and development costs primarily include land acquisition costs, sitework and construction payments to contractors, engineering and architectural costs, loan fees, interest and other indirect costs attributable to development and project management activities and miscellaneous construction costs.

     Costs and Expenses - Residential Real Estate Sales increased from approximately $63.2 million during the quarter ended September 30, 1998 to approximately $102.6 million during the same period in 1999, representing an increase of approximately $39.4 million or 62.4%. This increase reflects a larger number of units closed and related increased revenue during the third quarter of 1999 relative to the third quarter of 1998 and the consolidation of Stafford's operating results with those of the Company during the quarter ended September 30, 1999. As a percentage of revenues, Cost of Residential Real Estate Sales was 80.0% and 79.8% during the quarters ended September 30, 1999 and 1998, respectively.

     Costs and Expenses - Residential Real Estate Sales increased from approximately $161.1 million during the nine months ended September 30, 1998 to approximately $282.4 million during the same period in 1999, representing an increase of approximately $121.4 million or 75.4%, primarily reflecting a larger number of units closed and related increased revenue during the first nine months of 1999 relative to the same period in 1998.

     Costs and Expenses - Residential Real Estate Sales as a percentage of revenues decreased from 79.7% for the nine months ended September 30, 1998 to 79.4% for the nine months ended September 30, 1999. The decrease in the cost of residential real estate sold as a percentage of revenues reflects higher margins realized by the Colorado division.

     Total interest incurred during the quarters ended September 30, 1999 and 1998 was approximately $4.8 million and $3.7 million, respectively. The increase in interest incurred reflects the higher level of average debt outstanding. Of the amounts incurred, approximately $372,000 and $1.1 million were expensed currently (included in Other Income (Expense)) in the third quarters of 1999 and 1998, respectively, and the remaining interest incurred was capitalized to development projects. Interest capitalized to projects is expensed through Cost of Residential Real Estate Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Cost of Residential Real Estate Sales, totaled $4.5 million and $2.7 million during the quarters ended September 30, 1999 and 1998, respectively.

     Average debt outstanding was approximately $244.7 million and $180.2 million during the third quarters of 1999 and 1998, respectively, reflecting the increase in debt outstanding associated with the increase in the Company's ownership in Stafford and simultaneous refinancing of Stafford's debt, as well as the higher volume of inventories in the Company's U.S. mainland divisions. The Company's average interest rate on its debt for the quarters ended September 30, 1999 and 1998 was approximately 7.8% and 8.0%, respectively. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Cost of Residential Real Estate Sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Selling costs and commissions represented approximately 6.3% and 6.5% of sales of residential real estate during the quarters ended September 30, 1999 and 1998, respectively. Selling costs and commissions represented approximately 6.3% and 6.8% of sales of residential real estate during the nine months ended September 30, 1999 and 1998, respectively. These decreases are a result of the selling costs and commissions increasing at a lower rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of Costs and Expenses - Residential Real Estate Sales.

     General and Administrative Expenses increased by $2.3 million during the third quarter of 1999 as compared to the same period in 1998, primarily due to expansion at the Company's U. S. mainland divisions and the consolidation of Stafford's operating results with those of the Company during the quarter and nine months ended September 30, 1999. As a percentage of sales, General and Administrative Expenses decreased from 5.3% during the quarter ended September 30, 1998 to 5.1% during the quarter ended September 30, 1999. This decrease is a result of General and Administrative Expenses increasing at a lower rate than revenues.

     General and Administrative Expenses increased by $6.7 million or 57.5% during the first nine months of 1999 as compared to the same period in 1998. As a percentage of sales, General and Administrative Expense decreased from 5.8% during the first nine months of 1998 to 5.2% during the first nine months of 1999. This decrease is a result of General and Administrative Expenses increasing at a lower rate than revenues.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

      During the first three quarters of 1999, Income from Unconsolidated Joint Ventures represents (i) the Company's 50% interest in the operations of two joint ventures in Hawaii, (ii) beginning in the second quarter of 1999, the Company's 50% interest in its joint venture in Colorado and (iii) beginning in the third quarter of 1999, the Company's 24.5% interest in a joint venture in Southern California. During the comparable periods in 1998, Income from Unconsolidated Joint Ventures represented the Company's 49% interest in the operations of Stafford in addition to its 50% interest in the operations of two joint ventures in Hawaii. The decrease in this income from the first three and nine months of 1998 to the same period in 1999 is primarily the result of Stafford being accounted for as a consolidated subsidiary for the quarter and nine months ended September 30, 1999, rather than an unconsolidated joint venture, due to the increase of the Company's ownership interest to 89% in January 1999.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

      Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of Stafford not owned by the Company.

OTHER INCOME (EXPENSE)

     Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The decrease in Other Income (Expense) of $993,000 from the third quarter of 1998 to the third quarter of 1999, is primarily due to a lower ratio of debt to inventory under development, offset by additional interest expense resulting from the consolidation of Stafford.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the third quarters of 1999 and 1998 was approximately 38.7% and 37.9%, respectively.

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

     The Company will continue to consider its expansion into additional selected residential housing markets in the United States mainland and into certain foreign countries and into other related industries. The Company would consider the acquisition of or joint venture with an existing company, as it has done in the past, as well as its own development of homebuilding projects in certain areas, in order to facilitate its expansion. No assurances can be given that the Company will be able to successfully establish operations outside of its existing Hawaiian markets or that such expansion will not adversely affect its results of operations.

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

     The following table sets forth the Company's backlog for both homes and residential lots at September 30, 1999 and 1998, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.


                                             September 30, 1999                      September 30, 1998
                                          -----------------------------         ------------------------------
                                                             Aggregate                              Aggregate
                                            Number          Sales Value          Number            Sales Value
                                          ---------       -------------         ----------       -------------
Consolidated:
  Colorado                                   621          $ 114,218,000           414            $ 69,841,000
  Hawaii                                      97             26,955,000            58              16,771,000
  Northern California                        114             30,280,000            28               4,619,000
  Oregon                                      66             12,763,000            46               8,836,000
  Washington                                  77             21,662,000            --                      --
                                          ---------       -------------         ----------       -------------
    Total Consolidated                       975            205,878,000           546             100,067,000

Unconsolidated Joint Ventures:
 Colorado                                     41              7,156,000            --                      --
 Hawaii                                        6                820,000             3                 355,000
 Southern California                          10              3,063,000            --                      --
 Washington                                   --                     --            59              15,753,000
                                          ---------       -------------         ----------       -------------

Total                                      1,032           $216,917,000           608           $ 116,175,000
                                          ---------       -------------         ----------       -------------
                                          ---------       -------------         ----------       -------------



     The average sales prices of the homes and lots comprising backlog for consolidated projects at September 30, 1999 and 1998 were $211,000 and $183,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

YEAR 2000 COMPLIANCE

     The Company has developed and is currently executing a plan designed to make its computer systems Year 2000 compliant. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing. The Company has substantially completed the inventory, assessment, remediation and testing stages for its systems and applications. The Company expects to complete the remainder of its testing prior to the end of 1999.

     The Company currently estimates that approximately $80,000 will be incurred to address Year 2000 issues. As of September 30, 1999, approximately $77,000 has been incurred and expensed. The Company anticipates that its Year 2000 costs will be funded from operations, and does not expect to defer any other information technology projects as a result of its Year 2000 efforts. The Company does not anticipate the Year 2000 issue will have material adverse effects on the business operations or financial performance of the Company. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

     The Company has also initiated discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems impact the Company's operations. Although the Company believes that alternative sources of labor and materials will be available, there can be no assurance that the inability of the Company's key subcontractors and suppliers to attain Year 2000 compliance will not have a material adverse effect on the business operations and financial performance of the Company. In addition, the Company is materially reliant on third parties with respect to its ability to collect sales proceeds and pay its vendors and employees. Such third parties include governmental agencies in various jurisdictions that record the conveyance of property, title and escrow companies, banks and payroll processing firms. We have received assurances that systems have been remediated to address Year 2000 issues from a majority of the parties with which discussions were initiated. Even where assurances are received from these parties, there remains a risk that failure of systems and products of these parties and other companies on which the Company relies could have a material adverse effect on the Company.

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

CAPITAL RESOURCES

     The Company anticipates continuing to acquire land for use in its future homebuilding operations. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for undeveloped, partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive.

     In January 1999, the Company increased its ownership interest in Stafford to 89% and refinanced Stafford's existing debt. The Company anticipates that it will acquire the remaining 11% interest in Stafford in January 2001.

     The Company anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business, or general economic conditions as a result of the various risk factors, particularly increases in interest rates, described elsewhere herein and in the Company's Annual Report on Form 10-K.

NOTES PAYABLE

     On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120.0 million to $170.0 million. The Company has a one-time option to reduce the amount of the facility by up to $30.0 million on an irrevocable basis, provided the facility has remained at $170.0 million for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage ratio, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants, and also contains provisions, which may, in certain circumstances, limit the amount the Company may borrow. In April 1999, the Company entered into a separate 90-day $10.0 million line of credit with one of the banks included in the $120.0 million Revolving Credit Facility (extended for an additional 90 days in July 1999 and cancelled on October 1, 1999). At October 31, 1999, and September 30, 1999, the Company had bank notes payable of approximately $104.6 million and $85.3 million, respectively.

COMMITMENTS

     At October 31, 1999, the Company had commitments to purchase parcels of land for approximately $4.0 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels during 1999 and 2000. However, no assurances can be given that these purchases will be completed.

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10 million of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of September 30, 1999, the Company has repurchased 504,400 shares under the program at a total cost of $3.6 million.

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

                              SCHULER HOMES, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Court's denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999 a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The settlement amount incurred by the Company will be charged against the warranty accruals previously established by the Company. Although the cost of remediation for certain units called for under the settlement agreement is not determinable until the work is completed, the Company believes that the cost of such work will not exceed its warranty accruals. A new trial date in December 1999 has been set for the initial suit, which has two remaining plaintiffs. A trial date in April 2000 has been set in the second action, which includes one remaining plaintiff. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of manage- ment, have a material adverse effect on the financial condition of the Company.


Items 2 through 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)Exhibits.


              Exhibit
              Number             Document Description
              -------            --------------------
               10.1              Third Amended and Restated Credit Agreement
                                 between the Company, certain Banks, First
                                 Hawaiian Bank and Bank of America, N.A., dated
                                 as of September 30, 1999.

               10.2 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America, N.A., dated as of September 30, 1999.

                27               Financial Data Schedule.


(b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended September 30, 1999.

                               SCHULER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                  SCHULER HOMES, INC.



Date:  November 10, 1999           By:  /s/ James K. Schuler
                                      ---------------------------------------
                                   James K. Schuler
                                   Chairman of the Board,
                                   President and Chief Executive Officer
                                   (principal executive officer)



Date:  November 10, 1999           By:  /s/ Pamela S. Jones
                                      ---------------------------------------
                                   Pamela S. Jones
                                   Senior Vice President of Finance,
                                   Chief Financial Officer and
                                   Director (principal financial officer)



Date:  November 10, 1999           By:  /s/ Douglas M. Tonokawa
                                      --------------------------------
                                   Douglas M. Tonokawa
                                   Vice President of Finance,
                                   Chief Accounting Officer
                                   (principal accounting officer)