Form 10-K405
period 1999-12-31
SCHULER HOMES INC
filed 2000-03-30
CIK 883705

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19891
                            ------------------------

                              SCHULER HOMES, INC.

             (Exact name of Registrant as Specified in its Charter)

               DELAWARE                                     99-0293125
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)
    828 FORT STREET MALL, 4TH FLOOR                           96813
           HONOLULU, HAWAII                                 (Zip Code)
    (Address of Principal Executive
               Offices)

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

                             Senior Notes Due 2008
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant on February 25, 2000, based on the closing price of the Common Stock as reported by the NASDAQ National Market on such date, was approximately $58,628,316. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 25, 2000, the Registrant had outstanding 20,093,425 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Definitive Proxy Statement relating to the Company's 2000

   Annual Meeting to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SCHULER HOMES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE
                                                                        --------
PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................     16
Item 3.   Legal Proceedings...........................................     16
Item 4.   Submission of Matters to a Vote of Security Holders.........     16

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     17
Item 6.   Selected Consolidated Financial Data........................     18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...     27
Item 8.   Financial Statements and Supplementary Data.................     28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     28

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     28
Item 11.  Executive Compensation......................................     28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     28
Item 13.  Certain Relationships and Related Transactions..............     28

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     28

                                     PART I

ITEM 1. BUSINESS.

    Except for historical information contained herein, the matters discussed in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, including but not limited to the closing and profitability of sales in backlog reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, weather conditions and general competitive factors, all or each of which may cause actual results to differ materially. In addition, other factors that might cause such a difference include other risks detailed in this Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.

GENERAL

    Schuler Homes designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in seven geographic markets: Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington. Arizona and Southern California represent new geographic markets for the Company, as a result of the July 1999 acquisition of certain assets of Rielly Homes, Inc. The Company offers a variety of homes generally at sizes ranging from 750 to 4,500 square feet and prices ranging from approximately $77,000 to over $600,000, with an average sales price of $200,000 for units closed in 1999. For the year ended December 31, 1999, the Company reported revenues and unit closings of $506.8 million and 2,643 units, respectively.

    As part of the Company's diversification strategy, the Company has entered new housing markets through acquisition of existing homebuilders, as well as the start-up of new homebuilding divisions, growing revenues from $93.6 million in 1996 to $506.8 million in 1999. The economic and real estate market conditions of the geographic markets in which the Company operates vary from market to market. For example, the Company believes that in 1999 its Colorado, Northern California and Washington divisions benefited from continued strength in their respective markets. The Company believes the Hawaii real estate market showed signs of stabilizing and the Portland, Oregon/Vancouver, Washington market appeared to experience a softening due to the slowing of job growth.

    In addition, the current stage of a division's growth cycle will vary from division to division as will the level of the Company's investment in, or dependence upon the financial results of, a particular division. For example, at December 31, 1999, approximately 36.9% of the Company's inventories were in Hawaii, while approximately 48.2% of the Company's 1999 revenues and a significant portion of the Company's operating income were derived from the Company's Colorado division.

    Schuler Homes is one of the two largest builders of single-family residences, townhomes and condominiums in Hawaii. Since inception in March 1988 through December 31, 1999, the Company has closed the sales of 5,842 homes and lots in Hawaii, of which 340 home and lot sales were closed during 1999. As of December 31, 1999, the Company owned or controlled land zoned and entitled for 2,612 homes in Hawaii.

    Schuler Homes entered the Denver, Colorado homebuilding market in January 1997 through the purchase of Melody Homes, Inc. ("Melody"), one of the largest builders in the Denver market, and Melody Mortgage Co. ("Melody Mortgage"), a mortgage brokerage firm for Melody homebuyers. The Company believes it is well-positioned to benefit from potential future growth in the Denver housing market as a result of its strong land position (approximately 6,606 lots owned or controlled as of December 31, 1999) and its local market knowledge. Since its inception in 1953, Melody Homes has closed the sales of 17,548 homes and lots. During 1999 as compared to 1998, Melody's home sales closed increased by 25.5% to 1,368 homes and its revenues increased by 42.0% to $244.2 million. At December 31, 1999, Melody's backlog was 624 units, or $119.1 million, compared to 457 units, or $78.1 million at December 31, 1998. In addition, the Company owns a 50% interest in a joint venture, The Ranch-Southpointe II LLC, for the development of 116 townhomes in Lafayette, Colorado, of which 80 sales had closed as of December 31, 1999.

    The Company established new homebuilding operations in Northern California and Oregon, in late 1996 and, in October 1998, acquired certain assets (principally options to purchase land) of Keys Homes, Inc. ("Keys"), a Portland, Oregon homebuilder. In 1999, the Company closed the sales of 256 new homes in Northern California, generating revenues of $63.0 million, as compared to 83 homes closed and revenues of $12.8 million in 1998. In 1999, the Oregon division (which includes Vancouver, Washington) closed the sales of 308 homes, generating revenues of $50.2 million, as compared to 63 homes closed and revenues of $12.5 million in 1998. As of December 31, 1999, the Company's Northern California and Oregon divisions owned or controlled 2,839 and 978 lots, respectively.

    The Company entered the Puget Sound, Washington market in July 1997 by acquiring a 49% interest in Stafford Homes ("Stafford"), a homebuilder for over 30 years in the greater Puget Sound area of Washington. In January 1999, Schuler Homes exercised its option to purchase an additional 40% ownership interest in Stafford, increasing Schuler Homes' total ownership to 89%. The Company expects to purchase the remaining 11% ownership interest in January 2001. In 1999, Stafford closed the sales of 273 homes with revenues of $67.0 million, as compared to 251 homes closed in 1998 as an unconsolidated joint venture. At December 31, 1999, Stafford owned or controlled 1,192 lots.

    In July 1999, the Company acquired certain assets (primarily joint venture interests and options to purchase land) of Rielly Homes, Inc. ("Rielly"), a homebuilder in Southern California and Phoenix, Arizona. Founded by Tom Rielly in 1986, Rielly has built over 3,000 homes, focusing primarily on the entry-level and first and second move-up markets Since the Company's purchase in July 1999, the Company has closed the sales of approximately 18 homes in Southern California, all in unconsolidated joint venture projects. At
December 31, 1999, the Company owned or controlled 738 lots in Southern California and 1,531 lots in Arizona.

HOMEBUILDING INDUSTRY

    The homebuilding industry is cyclical and affected by changes in general and local economic and other conditions, which may vary from one housing market to another, including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and housing demand. For example, the Company believes that in 1999, its Colorado, Northern California and Washington divisions benefited from continued strength in their respective markets, the Hawaii real estate market showed signs of stabilizing, and the Portland, Oregon/Vancouver, Washington market appeared to experience a softening due to slowing job growth. The risks inherent to homebuilders in purchasing and developing land increase as consumer demand for housing decreases. Because of the long-term financial commitment involved in purchasing a home, general economic uncertainties tend to result in more caution on the part of home buyers, which, in turn, tends to result in fewer home purchases. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, availability and cost of materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, increases in real estate taxes and other local government fees, and the level of interest rates.

    The recent increase in mortgage interest rates and any further increases in mortgage interest rates may adversely affect the ability of prospective buyers to finance home purchases, and may adversely impact the Company's residential real estate sales, gross profit margins and net income. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company.

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

MARKETS

    The Company operates in seven geographic markets: Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington, several of which are among the strongest housing markets in the United States.

                                                                        YEAR
GEOGRAPHIC AREA (MARKET)                        MARKETS               ENTERED
------------------------           ---------------------------------  --------
Arizona(1).......................  Greater Phoenix Area                 1999
Colorado(2)......................  Denver                               1997
                                   Fort Collins                         1997
                                   Colorado Springs                     1998
Hawaii...........................  Maui                                 1988
                                   Oahu                                 1990
                                   Kauai                                1992
Northern California..............  East Bay Area                        1996
Oregon(3)........................  Portland, Oregon                     1996
                                   Vancouver, Washington                1996
Southern California(1)...........  Los Angeles County                   1999
                                   Orange County                        1999
                                   San Diego County                     1999
                                   Riverside County                     1999
Washington(4)....................  Greater Puget Sound                  1997

------------------------

(1) Entrance into the Arizona and Southern California markets was a result of the acquisition of certain assets of Rielly in July 1999.

(2) Entrance into the Colorado markets was a result of the acquisition of Melody Homes in January 1997.

(3) In October 1998, the Company expanded its presence in the Oregon market through the acquisition of certain assets of Keys.

(4) Entrance into the Washington market was a result of the acquisition of a 49% interest in Stafford in July 1997. In January 1999, the Company increased its ownership interest in Stafford Homes to 89%.

    The Company's operations are situated in Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington. Adverse general economic conditions in the markets in which the Company operates could have a material adverse impact on the operations of the Company. In 1999, approximately 48.2% of the Company's revenues and a significant portion of the Company's operating income were derived from operations in its Colorado market. In addition, at December 31, 1999, approximately 36.9% and 24.4% of the Company's total inventories were located in Hawaii and Colorado, respectively. The Company's performance could be significantly affected by changes in the Colorado and Hawaii markets.

    Since 1996, the Company has significantly expanded its operations, moving into the Arizona, Colorado, Northern California, Oregon, Southern California and Washington markets, thus exposing the Company to risks inherent in those markets. New markets may prove to be less stable and may involve delays, problems and expenses, including construction issues and risks such as expansive soils and extreme seasonal weather conditions, not typically found by the Company in the Hawaii market, with which it is most familiar. No assurances can be given that the Company will be able to successfully establish operations outside of its existing markets or that such expansion will not adversely affect its results of operations.

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

    The climates and geology of many of the states in which the Company operates present special risks of natural disasters. To the extent that hurricanes, unusually heavy rain or snow storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, the homebuilding industry in general, and the Company's business in particular, in such states may be adversely affected.

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

PROJECT AND PRODUCT DESCRIPTIONS

    The Company has focused, and intends to continue to focus, its business primarily on entry-level and first-time move-up housing in the form of single-family residences, and, to a lesser extent, townhomes and condominiums in addition to second-time move-up single-family homes. The Company attempts to maximize efficiency by using standardized design plans whenever possible and sharing design plans among markets. However, the Company maintains the flexibility to alter its product mix within a given market depending on market conditions and, in determining its product mix, considers demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. As a result of the Company's expansion into new markets, the number and location of its active projects increased and its home designs and product mix expanded and changed.

    The following table presents information relating to the Company's home and lot closings and land position as of and for the year ended December 31, 1999:

                             YEAR ENDED                                       AS OF DECEMBER 31, 1999
                          DECEMBER 31, 1999      ----------------------------------------------------------------------------------
                       -----------------------    TOTAL NUMBER
                                      AVERAGE    OF PROJECTS FOR     NUMBER OF       BUILDING SITES
                        NUMBER OF      SALES       DEVELOPMENT      PROJECTS IN         OWNED OR         HOMES UNDER
MARKET                 SALES CLOSED    PRICE           (1)         SALES STAGE(2)   CONTROLLED(3)(4)   CONSTRUCTION(5)   BACKLOG(6)
------                 ------------   --------   ---------------   --------------   ----------------   ---------------   ----------
Consolidated:
Arizona...............       --       $     --           1                  --              756                --             --
Colorado..............    1,368        179,000          23                  13            6,606               445            624
Hawaii (7)............      319        252,000          13                   9            2,498               138             65
Northern California...      256        246,000          17                   5            2,839               146             98
Oregon................      308        163,000          17                  13              978               120             59
Southern California...       --             --           3                  --              477                --             --
Washington (8)........      273        246,000          18                   9            1,192               144             69
                          -----                        ---            --------           ------             -----            ---
Total Consolidated....    2,524        200,000          92                  49           15,346               993            915
Unconsolidated Joint
  Ventures:
  Arizona.............       --             --           2                  --              775                --             --
  Colorado (9)........       80        175,000           1                   1               36                34             28
  Hawaii (10).........       21        126,000           2                   2              114                 7              8
  Southern California
    (11)..............       18        393,000           3                   2              261                67             23
                          -----                        ---            --------           ------             -----            ---
Total.................    2,643        200,000         100                  54           16,532             1,101            974
                          =====                        ===            ========           ======             =====            ===

------------------------

 (1) Reflects the total number of projects owned or under option or similar contract and includes projects with homes in the sales stage, under construction and projects in various stages of planning.

 (2) Represents the number of active projects in which home or lot sales closed or standard sales contracts were entered into with homebuyers.

 (3) Represents the estimated number of homes/lots relating to land owned (9,415 lots) or under option (7,117 lots) or similar contracts. The amounts are based on current management estimates, which are subject to change. Although the Company currently intends to consummate the purchase of the parcels under purchase options or similar contracts, no assurances can be given that the purchase will be completed or that the land under purchase option will be acquired. In addition, this category includes Homes Under Construction and Backlog.

 (4) For consolidated projects, includes 92 model homes and 66 completed and unsold homes in markets other than Hawaii, and 32 model homes and 96 completed and unsold homes in the Hawaii market, including approximately 34 homes rented and 40 homes held for sale in the Company's high-rise condominium project in Oahu. For unconsolidated joint ventures, includes 8 model homes and 23 completed and unsold homes and in Hawaii, and 12 model homes and no completed and unsold homes in Colorado and Southern California.

 (5) Includes certain homes reflected in Backlog.

 (6) Represents homes/lots subject to pending sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.

 (7) Includes homes and lots sold pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $0.2 million of revenue associated with 1 zero-down closing was deferred in 1999 until the related notes receivables are paid in full.

 (8) Reflects 100% of the information with respect to Stafford Homes in which the Company acquired a 49% interest in July 1997, and an additional 40% interest in January 1999.

 (9) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado, which was entered into in July 1998.

 (10) Reflects 100% of the information with respect to the Company's two 50%-owned joint ventures in Hawaii.

 (11) Reflects 100% of the information with respect to the Company's 24.5% to 49%-owned joint ventures in Southern California, which were acquired in July 1999.

LAND ACQUISITION AND DEVELOPMENT

    GENERAL. The Company selects its land for development based upon a variety of factors, including: (i) internal and external demographic and marketing studies; (ii) financial and legal reviews as to the feasibility of the proposed project; (iii) the ability to secure necessary financing and required government approvals and entitlements; (iv) environmental due diligence; (v) management's judgment as to the real estate market economic trends; and (vi) the Company's experience in a particular market. As part of the Company's ongoing land acquisition policy, it actively seeks to purchase land that is already zoned for residential development.

    The Company generally utilizes options or land purchase agreements to obtain control of desired parcels of land. The Company's purchase and option agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain any necessary governmental approvals. During the contingency period, the Company also confirms the availability of utilities, completes its marketing feasibility studies, verifies site and construction costs, reviews and approves soil and environmental reports and arranges for project financing, if necessary. The use of options or purchase agreements may increase the price of land that the Company eventually acquires, but significantly reduces the risk. The Company has the ability to extend many of these options for varying periods of time, in some cases by the payment of an additional deposit and in some cases without an additional payment. Often, the down payment on the agreement will be returned to the Company if all approvals are not obtained, although pre-development costs may not be recoverable.

    Due to the improvement in the economy and the increased availability of capital during the past several years, the Company has experienced an increase in competition for available land in certain of its market areas. The Company's ability to continue its development activities over the long-term will be dependent upon its continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of such land.

    There can be no assurance that the Company will be successful in securing necessary development approvals for the land currently under its control or for land which the Company may acquire control of in the future or that, upon obtaining such development approvals, the Company will elect to complete its purchases under such options. The Company has generally been successful in the past in obtaining governmental approvals, has substantial land currently owned or under its control for which it has obtained or is seeking such approvals (as set forth in the table above), and devotes significant resources to locating suitable land for future development and to obtaining the required approvals on land under its control. Failure to locate sufficient suitable land or to obtain necessary governmental approvals, however, may impair the ability of the Company over the long-term to maintain current levels of development activities.

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

    Although the Company's principal focus is the construction and sale of single-family, townhome and condominium residential housing, from time to time the Company offers residential lots for sale where it perceives an attractive market opportunity. The Company does not anticipate that residential lot sales will constitute a significant amount of revenues in the future.

    MAINLAND U.S. The Company's homebuilding projects in the mainland United States have typically taken one to four years to develop, depending on the project's size, the Company's strategy with respect to the particular project, regulatory approvals, economic conditions, and geological conditions at the site. Larger projects are divided into phases, with each phase generally taking six months to one year to complete. The Company has typically acquired interests in tracts of land that require site improvements prior to construction and are suitable for a subdivision comprised of between 50 and 500 buildable units. However, from time to time, the Company has acquired finished lots from land developers, and anticipates that it will periodically acquire finished lots from land developers in the future.

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

    Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that inventories which are substantially completed are carried at the lower of cost or fair value less selling cost, determined by applying a risk adjusted discount rate to estimates of future cash flows. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated. The estimates of future cash flows require significant judgment relating to the level of sales prices, rate of new home sales, amount of marketing costs and price discounts needed in order to stimulate sales, rate of increase in the cost of building materials and labor, introduction of building code modifications, and the level of consumer confidence, among other items. No assurances can be given that changes in estimates, which would cause a material FASB 121 charge, will not occur in subsequent periods.

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

    The Company's homes include single-family residences, townhomes and condominiums, which have ranged in size from approximately 750 to 4,500 square feet. The Company typically completes the construction of a home within two to four months from commencement of building construction. Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. The Company seeks to utilize standardized home designs and pre-fabricated components wherever feasible. This standardization facilitates efficiencies in the on-site construction of homes and helps permit on-site mass production and bulk purchasing of materials by the contractors and subcontractors engaged by the Company, thus reducing costs and expensive change orders. However, from time to time the Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences. For new designs, the Company engages a number of unaffiliated architectural firms in addition to its in-house architect. Where it is believed to be cost-effective and efficient, the Company uses steel building components in certain of its projects, which represents a departure from the traditional wood-frame method of construction.

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

    The Company's objective is to price its homes very competitively and to market its homes in advance of construction, in an effort to minimize levels of unsold inventory upon completion of a project. The Company accomplishes pre-sales by entering into pre-construction sales contracts with its customers. The sales contracts generally provide for requisite mortgage approval within a specified period, and the Company attempts to minimize cancellations by requiring a cash deposit of approximately $500 to $13,500 and by training its sales force to assess the qualifications of potential homebuyers.

    The Company, from time to time, uses sales incentives in order to attract homebuyers. The use of sales incentives (such as interest rate buy-downs, landscaping and certain interior home options and upgrades) has been used primarily in Hawaii, and may, from time to time, be used in certain other markets, depending largely on prevailing economic and competitive market conditions.

    The Company normally builds, decorates, furnishes and landscapes between one to five model homes for each project and maintains on-site sales offices. At December 31, 1999, the Company owned and maintained approximately 144 model homes. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort to create an attractive atmosphere at its model homes. The Company also uses a cross-referral program that encourages sales personnel to direct customers to other Company projects based on the customer's needs.

    In addition, the Company maintains a customer service department which is responsible for pre-closing and post-closing customer needs. Prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour. Post-closing, a Company employee follows up with the customer to ensure satisfaction, to answer questions and to help resolve any problems, including responding to warranty requests.

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

    In certain limited circumstances, the Company may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Also, the Company has occasionally provided financing pursuant to agreements of sale and second mortgages to purchasers of its homes and residential lots. The Company had notes receivable of $0.9 million in Hawaii at December 31, 1999, primarily comprised of second mortgages provided by the Company to homebuyers who purchased homes as part of the Company's "zero-down" sales incentive program in Hawaii. To the extent the Company provides financing to its customers, it becomes subject to the risks inherent with such practices, including possible defaults by the purchasers. The Company believes that it has established adequate reserves to cover these risks and the Company does not record the related revenue and profit until the second mortgage is fully paid.

    Virtually all purchasers of the Company's homes finance their purchases with mortgage financing from lenders. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment. The recent increase in mortgage interest rates and any further increases in mortgage interest rates may adversely affect the ability of prospective buyers to finance home purchases, and may adversely impact the Company's residential real estate sales, gross profit margins and net income. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. In addition, the Company believes that the availability of FHA mortgage financing is an important factor in marketing many of its homes. Any limitations or restrictions on the availability of such financing could adversely affect the Company's residential real estate sales. Furthermore, changes in Federal income tax laws may affect demand for new homes. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and demand for the Company's products in particular. No prediction can be made whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

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

ACQUISITIONS AND JOINT VENTURES

    Prior to 1997, the Company operated solely in the Hawaii market, one of the country's strongest residential housing markets in the late 1980's and early 1990's. Due to a decline in the Hawaiian economy which negatively impacted the Hawaiian residential housing market in the mid-1990's, the Company adopted a strategic expansion plan late in 1996 and early 1997 designed to geographically diversify the Company's operations outside of the Hawaii market in order to improve the Company's overall return on invested capital. The expansion plan provided for the redeployment of capital generated by the Hawaii division to housing markets in the Western United States that have experienced significant population and employment growth in recent years. As a result of its diversification efforts, which have been achieved through the acquisition of existing homebuilders as well as the start-up of new homebuilding operations, the Company reported improved financial results in 1997, 1998 and 1999 with revenues of $229.6 million, $282.9 million, and $506.8 million, respectively, as compared to $93.6 million in 1996. Since 1996 the Company (i) reduced its completed and unsold housing inventory in Hawaii by 81%, (ii) generated approximately $32 million, $28.5 million and $27.9 million in cash flow in Hawaii, in 1997, 1998 and 1999, respectively, and (iii) derived approximately 63%, 70% and 84% of its revenues from sales in markets outside of Hawaii in 1997, 1998 and 1999, respectively.

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

    In October 1998, the Company expanded its presence in the Oregon market with its acquisition of certain assets (principally options to purchase land) and the employment of the former management team of Keys, a Portland, Oregon homebuilder. Keys was engaged in the construction and sale of high quality single-family, duplex and cottage homes targeted for the entry-level market. In connection with the acquisition of certain assets of Keys in October 1998, the Division President of the Company's Oregon Division (formerly the president of
Keys) earns a percentage of the profits of the Oregon Division.

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

    As part of its strategy to further diversify geographically and facilitate its expansion within its current markets and into new markets, the Company expects to continue to evaluate potential acquisitions of companies in the homebuilding industry and other related industries, strategic investments and joint ventures. However, there can be no assurance that it will consummate any further transactions in the future.

COMPETITION AND OTHER FACTORS

    The development and sale of residential properties is highly competitive and fragmented. The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous national, regional and local builders, including some builders with greater financial resources. Builders of new homes compete not only for homebuyers, but also for desirable properties, raw materials and skilled subcontractors. The Company also competes for residential sales with individual resales of existing homes and available rental housing. The Company believes that it compares favorably to other builders in the markets in which it operates, due primarily to (i) its experience within its geographic markets, (ii) its responsiveness to market conditions, and (iii) its reputation for quality design, construction and service. Competition is particularly intense when the Company enters or starts operations in a new market area until its reputation becomes firmly established in that area.

    The housing industry is cyclical and generally affected by consumer confidence levels, prevailing economic conditions and long-term and short-term interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    GENERAL. In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density and the installation of utility services such as electricity, water and waste disposal. Several governmental authorities have imposed fees as a means of defraying the cost of providing certain governmental services to developing areas. The Company has historically, for the most part, purchased land which is fully entitled and zoned for residential development. Because the Company historically has generally purchased land that has already been zoned for residential development, restrictive zoning issues have not had a material adverse effect on the Company's development activities. The Company is also subject to local, state and federal statutes and rules regulating environmental matters, protection and preservation of archeological finds, worker safety, advertising, consumer credit, zoning, building moratoriums, building design and density requirements which limit the number of homes that can be built within a particular project, and fees imposed to defray the cost of providing certain governmental services to developing areas. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain regions or areas.

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

    HAWAII'S AFFORDABLE HOUSING REQUIREMENTS. To promote affordable housing, governmental agencies in Hawaii have implemented various formal and informal policies at both the state and county level. As a condition to rezoning land for urban development, it is the current practice of certain County governments to negotiate agreements with residential land developers for the provision of affordable housing. Generally, these conditions require developers of residential projects to offer for sale to eligible buyers a portion, typically 30%, of the total number of units in the project, each at an affordable price usually determined as a price at which a purchaser earning 80% to 120% of the local median income is able to satisfy specified mortgage criteria. For purposes of determining whether a home is affordable, the Counties generally assume a 33% income-to-loan ratio, a monthly amount for common area expenses and taxes, a 30-year loan with an interest rate reflecting then current market conditions and various other factors. To ensure that homes sold pursuant to a governmentally imposed affordable housing requirement in Hawaii remain affordable to other eligible buyers and to prevent speculation, Counties typically impose transfer restrictions on purchasers of the Company's affordable homes. Agreements entered into between developers and County agencies may also provide for a shared appreciation arrangement whereby the County shares with the owner in the appreciation of the affordable home. Based upon this affordability criterion, specific price limitations are generally imposed on the homes that may satisfy a developer's affordable housing requirement. Increases in mortgage interest rates may decrease the sales price at which affordable homes may be sold thereby potentially reducing the profitability of affordable housing projects.

    Because a portion of the Company's focus is on Hawaii's affordable housing market, any material changes in the current policies of the Hawaii Land Use Commission and the various county authorities with regard to affordable housing conditions or related policies could adversely affect the Company's operations and financial results.

EMPLOYEES

    At December 31, 1999, the Company employed 451 persons, of whom 242 were executive, project management and administrative personnel, 155 were sales and marketing, escrow, and customer service/ warranty personnel and 54 were construction workers, who assist with punchlist clearing and other miscellaneous tasks. Although none of the Company's employees are covered by collective bargaining agreements, certain of the employees of contractors which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that it has good relationships with its employees and contractors.

    The Company's success is highly dependent upon the continuing services of its President and Chief Executive Officer, James K. Schuler. The loss of the services of James K. Schuler would have a material adverse effect on the Company. There is intense competition to attract and retain management and key employees in the markets where our operations are conducted. The Company's business could be adversely affected in the event of its inability to recruit or retain key personnel in one or more of the markets in which it conducts its operations.

    At December 31, 1999, James K. Schuler owned approximately 52% of the Company's Common Stock. Due to this ownership position, Mr. Schuler has the ability to control the affairs and policies of the Company and has the ability to elect a sufficient number of directors to control the Board and to approve or disapprove any matter submitted to a vote of stockholders. Furthermore, Mr. Schuler may have conflicts of interest with other stockholders with respect to the affairs and policies of the Company. Mr. Schuler's ownership position, together with the anti-takeover effects of certain provisions contained in the Company's Certificate of Incorporation, Bylaws and Senior Note Indenture, and the repurchase option of the holders of the Company's Convertible Subordinated Debentures due 2003 (the "Debentures"), may have the effect of delaying, deferring or preventing a change in control of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

    In addition to executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Harvey L Goth.............................     67      Senior Vice President of Acquisition and
                                                       Development

David L. Oyler............................     50      Vice President/Division President--Melody
                                                       Homes, Inc.

Douglas M. Tonokawa.......................     41      Vice President of Finance and Chief
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

ITEM 2. PROPERTIES.

    The Company owns an 11,225 square foot building in Colorado where Melody operates and has its corporate headquarters. In addition, the Company leases 1,938 square feet under a lease expiring in 2000 for its design center in Colorado. Melody Mortgage also leases 2,470 square feet of office space for its mortgage operations, under a lease which expires in 2000. The Company also leases approximately 1,800 square feet of space for another office in Colorado under a lease expiring in 2001. Melody is currently building a 15,000 square foot addition to its corporate headquarters building, which it expects to complete in approximately mid-2000. At that time, the design center and Melody Mortgage will move into the newly expanded space.

    The Company also leases approximately 30,000 square feet of space for its corporate headquarters in Hawaii and other divisions under leases expiring in 2000 to 2006. The Company currently anticipates that as certain divisions expand, additional office space will be required. The Company believes that, when needed, adequate space will be readily available.

ITEM 3. LEGAL PROCEEDINGS.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Court's denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999 a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The owners of two of the three units subsequently settled in late 1999, bringing an end to the initial suit. The settlement amount incurred by the Company is not material to its financial condition. Although the cost of remediation for certain units called for under the settlement agreement is not determinable until the work is completed, the Company believes that the cost of such work will not be material to its financial condition. A trial date in April 2000 has been set in the second action, which includes one remaining plaintiff. If decided adversely to the Company, it would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

    The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted during the fourth quarter of 1999 to a vote of security-holders, through the solicitation of proxies or otherwise.

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

                                                                HIGH       LOW
                                                              --------   --------
1998
  Quarter ended March 31, 1998..............................  $ 9.000     $6.281
  Quarter ended June 30, 1998...............................   10.063      7.250
  Quarter ended September 30, 1998..........................    9.125      6.875
  Quarter ended December 31, 1998...........................    7.875      6.375
1999
  Quarter ended March 31, 1999..............................    8.938      6.000
  Quarter ended June 30, 1999...............................    7.750      5.938
  Quarter ended September 30, 1999..........................    7.375      6.125
  Quarter ended December 31, 1999...........................    7.250      6.250
2000
  Quarter ended March 31, 2000 (through February 25,
    2000)...................................................    6.813      6.000

    The closing sale price of the Company's Common Stock as reported on the NASDAQ National Market on February 25, 2000 was $6.125 per share. As of February 25, 2000, there were 211 holders of record of the Company's Common Stock. The Company estimates that as of February 25, 2000, there were approximately 1,400 beneficial holders of the Company's Common Stock.

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

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Residential real estate sales
  (1)..............................  $  506,778   $  282,902   $  229,624   $   93,645   $  132,897
Cost and expenses:
  Residential real estate sales....     403,684      225,370      184,843       76,612      101,356
  Inventory impairment loss (2)....          --           --           --       23,910        9,405
  Selling and commissions..........      31,747       19,124       17,268        7,767        7,333
  General and administrative.......      25,481       16,008       13,596        4,179        4,167
                                     ----------   ----------   ----------   ----------   ----------
    Total costs and expenses.......     460,912      260,502      215,707      112,468      122,261
                                     ----------   ----------   ----------   ----------   ----------
  Operating income (loss)..........      45,866       22,400       13,917      (18,823)      10,636
Income (loss) from unconsolidated
  joint ventures...................       1,322        2,435         (136)         157          967
Minority interest in pretax income
  of consolidated subsidiary.......        (444)          --           --           --           --
Other income (expense).............      (4,851)      (4,243)      (4,261)          (9)         462
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before provision for
  income taxes.....................      41,893       20,592        9,520      (18,675)      12,065
Provision (credit) for income
  taxes............................      16,173        7,876        3,634       (7,289)       4,703
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $   25,720   $   12,716   $    5,886   $  (11,386)  $    7,362
                                     ==========   ==========   ==========   ==========   ==========
Net income (loss) per share
  (basic)..........................  $     1.29   $     0.63   $     0.29   $    (0.55)  $     0.35
                                     ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (basic)..........................  19,997,759   20,102,922   20,100,267   20,583,860   20,874,177
Net income (loss) per share
  (diluted) (3)....................  $     1.28   $     0.63   $     0.29   $    (0.55)  $     0.35
                                     ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding
  (diluted)........................  22,631,749          N/A          N/A          N/A          N/A

                                                                   AS OF DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash..........................................  $  6,673   $  4,915   $  3,842   $  1,619   $  6,147
  Inventories...................................   436,305    325,166    291,081    238,358    247,506
  Total assets..................................   490,466    385,543    340,571    268,947    273,370
  Revolving Credit Facility.....................    78,183     17,365     91,077     44,690     36,781
  9% Senior Notes due 2008......................    98,671     98,512         --         --         --
  6.50% Convertible Subordinated Debentures due
    2003........................................    57,500     57,500     57,500     57,500     57,500
  Other indebtedness............................     2,409      3,954      2,627         --         --
  Total debt....................................   236,763    177,331    151,204    102,190     94,281
  Total stockholders' equity....................   201,148    175,555    163,355    157,465    173,851

------------------------

(1) Revenue from a sale is recognized upon the closing of the sale and when the down payment requirement has been met. See Note 1 of Notes to Consolidated Financial Statements.

(2) Represents a non-cash charge pursuant to Financial Accounting Standards Board Statement No. 121. See Note 1 of Notes to Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for historical information contained herein, the matters discussed in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, including but not limited to the closing and profitability of sales in backlog reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, weather conditions and general competitive factors, all or each of which may cause actual results to differ materially. In addition, other factors that might cause such a difference include other risks detailed in this Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

    Schuler Homes designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry level and first-time move-up buyers. The Company operates in seven geographic markets: Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington.

    Schuler Homes' 1999 financial results reflected higher operating margins than in 1998, coupled with increased unit closings and sales volumes. From 1998 to 1999 revenues grew 79.1% from $282.9 million to $506.8 million, and the number of units closed increased from 1,827 to 2,643. Net income increased 102.3% from $12.7 million in 1998 to $25.7 million in 1999.

    In January 1999, the Company exercised its option to purchase an additional 40% ownership interest in Stafford Homes, a homebuilder in Washington, increasing its total ownership to 89%.

    In July 1999, the Company acquired certain assets (primarily joint venture interests and options to purchase land) of Rielly Homes, Inc. ("Rielly"), a homebuilder in Southern California and Phoenix, Arizona. Founded by Tom Rielly in 1986, Rielly has built over 3,000 homes, focusing primarily on the entry-level and first and second move-up markets.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

    The table below shows certain items in the Company's statements of operations data expressed as a percentage of total residential real estate sales.

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
STATEMENT OF OPERATIONS DATA:
Residential real estate sales.........................   100.0%        100.0%        100.0%
Costs and expenses:
  Residential real estate sales.......................    79.6          79.7          80.5
  Selling and commissions.............................     6.3           6.8           7.5
  General and administrative..........................     5.0           5.6           5.9
                                                         -----         -----         -----
Total costs and expenses..............................    90.9          92.1          93.9
                                                         -----         -----         -----
  Operating income....................................     9.1%          7.9%          6.1%
                                                         =====         =====         =====

OPERATING DATA

    The operating data shown below shows certain data regarding units closed, average sales prices of units closed, and backlog.

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1999           1998          1997
                                                      ------------   ------------   -----------
SELECTED OPERATING DATA:
Unit closings
  Colorado..........................................         1,368          1,090           950
  Hawaii(1).........................................           319            320           343
  Northern California...............................           256             83            15
  Oregon............................................           308             63             9
  Washington(2).....................................           273             --            --
                                                      ------------   ------------   -----------
    Total Consolidated..............................         2,524          1,556         1,317
  Unconsolidated Joint Ventures:
    Colorado(3).....................................            80             --            --
    Hawaii(4).......................................            21             20            28
    Southern California(5)..........................            18             --            --
    Washington(2)...................................            --            251            82
                                                      ------------   ------------   -----------
  Total.............................................         2,643          1,827         1,427
                                                      ============   ============   ===========
  Average sales price
    Colorado........................................  $    179,000   $    158,000   $   149,000
    Hawaii(1).......................................       252,000        268,000       228,000
    Northern California.............................       246,000        154,000       141,000
    Oregon..........................................       163,000        198,000       179,000
    Washington(2)...................................       246,000             --            --
      Total Consolidated............................       200,000        182,000       169,000
  Unconsolidated Joint Ventures:
    Colorado(3).....................................       175,000             --            --
    Hawaii(4).......................................       126,000        121,000       130,000
    Southern California(5)..........................       393,000             --            --
    Washington(2)...................................            --        240,000       223,000
  Total.............................................  $    200,000   $    189,000   $   172,000
Backlog at period end, units(6).....................           974            681           408
Backlog at period end, aggregate sales value(6).....  $208,727,000   $123,886,000   $76,125,000

------------------------

(1) Includes homes and lots sold pursuant to the Company's "zero-down" sales program in Hawaii. Approximately $0.2 million, $0.3 million and $3.4 million of revenues associated with 1, 2 and 18 zero-down closings were deferred in 1999, 1998 and 1997, respectively, until the related notes receivables are paid in full.

(2) Reflects 100% of the information with respect to Stafford Homes in which the Company acquired a 49% interest in July, 1997, which it increased to 89% in January 1999. The number of sales closed for the year ended December 31, 1997 would have been 160 had the Company had an ownership interest in Stafford Homes for the entire year.

(3) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado, which was entered into in July, 1998.

(4) Reflects 100% of the information with respect to the Company's two 50%-owned joint ventures in Hawaii.

(5) Reflects 100% of the information with respect to the Company's 24.5% to 49%-owned joint ventures in Southern California, which were acquired in July 1999.

(6) Represents homes/lots subject to pending sales contracts that have not yet closed. As such contracts are subject to certain conditions being satisfied and may be canceled by the buyer at any time, no assurances can be given that homes/lots subject to pending sales contracts will result in closings.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

RESIDENTIAL REAL ESTATE SALES

    The Company's Residential Real Estate Sales (revenues) in 1999 were
$506.8 million, an increase of 79.1% as compared to 1998 revenues of $282.9 million. The increase in revenues reflects a larger number of and higher average sales price of unit sales closed in 1999 relative to 1998. The Company's average sales price per unit increased in 1999 to $200,000 for units closed and included in the Company's consolidated revenues, a 5.8% increase from an average sales price per unit of $182,000 in 1998. As a result of the increase in the Company's ownership of Stafford to 89% in early 1999, the operating results of Stafford are consolidated with those of the Company during 1999, contributing to the Company's higher 1999 revenues and average sales prices as compared to 1998. Stafford's average sales price of home sales closed was $246,000 during 1999. The increase in the average sales price per unit was also attributable to increased sales prices in the Company's other mainland markets resulting from strong market conditions, in combination with a different mix of homes delivered in 1999 as compared to 1998. The strong market conditions in certain areas where the Company does business, in combination with the maturing of the start-up operations at the Company's Northern California and Oregon divisions, resulted in a larger number of homes sales closed in 1999 as compared to 1998.

    The Company's revenues in 1998 were $282.9 million, an increase of 23.2% as compared to 1997 revenues of $229.6 million. The increase in revenues reflects a larger number of and higher average sales price of unit sales closed in 1998 relative to 1997. During 1997, the Company recognized $10.1 million of deferred revenue related to 53 of the 70 sales that closed in 1996 pursuant to the Company's zero-down sales program, in which the Company provided new home buyers with second mortgages of up to 20% of the purchase price. Revenue and profit recognition on these zero-down sales was deferred until the requirements for revenue and profit recognition were satisfied, which occurred during the first quarter of 1997 when the second mortgages were sold.

COSTS AND EXPENSES--RESIDENTIAL REAL ESTATE SALES

    Costs and Expenses--Residential Real Estate Sales represents the acquisition, development and construction costs attributable to home sales closed. Acquisition, development and construction costs include primarily land acquisition costs, site work and land development costs, construction material and labor costs, engineering and architectural costs, loan fees, interest, and other direct and indirect costs attributable to development, project management and construction activities.

    Costs and Expenses--Residential Real Estate Sales in 1999 were
$403.7 million, an increase of 79.1% as compared to Costs and Expenses--Residential Real Estate Sales in 1998 of $225.4 million. This increase reflects a larger number of units closed and related increased revenue in 1999 relative to 1998. As a percentage of revenues, Costs and Expenses--Residential Real Estate Sales were 79.6% in 1999 and 79.7% in 1998.

    Costs and Expenses--Residential Real Estate Sales in 1998 were
$225.4 million, an increase of 21.9% as compared to Costs and Expenses--Residential Real Estate Sales in 1997 of $184.8 million. This increase reflects a larger number of units closed and related increased revenue in 1998 relative to 1997. As a percentage of revenues, Costs and Expenses--Residential Real Estate Sales decreased in 1998 to 79.7% from 80.5% in 1997. This decrease reflects higher profit margins realized by the Colorado division in 1998, primarily due to an increase in average sales prices, and higher profit margins in the Company's Hawaii operation in 1998, primarily as a result of the negative impact to profit margins in 1997 of the recognition of costs related to the sales of second mortgages associated with zero-down sales deferred in 1996.

COSTS AND EXPENSES--SELLING AND COMMISSIONS

    Selling and commissions expense represents the selling and marketing costs associated with the sale of homes. Such costs include commissions, sales incentives offered to buyers, advertising costs, model and sales office costs and other general sales and marketing costs.

    Selling and commissions expense in 1999 was $31.7 million, an increase of 66.0% as compared to selling and commissions expense in 1998 of $19.1 million. The increase in selling and commissions expense reflects a higher level of unit sales closed in 1999 than in 1998. As a percentage of revenues, selling and commissions expense decreased to 6.3% in 1999 from 6.8% in 1998. This decrease is a result of the selling and commissions costs increasing at a lesser rate than revenues.

    Selling and commissions expense in 1998 was $19.1 million, an increase of 10.7% as compared to selling and commissions expense in 1997 of $17.3 million. As a percentage of revenues, selling and commissions decreased to 6.8% in 1998 from 7.5% in 1997. This decrease is a result of the selling costs and commissions increasing at a lesser rate than revenues.

COSTS AND EXPENSES--GENERAL AND ADMINISTRATIVE

    General and administrative expense includes salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of the cost of residential real estate sales.

    General and administrative expenses in 1999 were $25.5 million, an increase of 59.2% as compared to general and administrative expenses in 1998 of $16.0 million, which represented an increase of 17.7% as compared to general and administrative expenses of $13.6 million in 1997. As a percentage of revenues, general and administrative expenses decreased to 5.0% in 1999 from 5.6% in 1998 and 5.9% in 1997. This decrease is a result of general and administrative expenses increasing at a lesser rate than revenues.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

    During 1999, Income from Unconsolidated Joint Ventures represents (i) the Company's 50% interest in the operations of two joint ventures in Hawaii,
(ii) beginning in the second quarter of 1999, the Company's 50% interest in its joint venture in Colorado and (iii) beginning in the third quarter of 1999, the Company's 24.5% to 49% interests in joint ventures in Southern California. During 1998, Income from Unconsolidated Joint Ventures represented the Company's 49% interest in the operations of Stafford, in addition to its 50% interest in the operations of two joint ventures in Hawaii. The decrease in this income from 1998 to 1999 is primarily the result of Stafford being accounted for as a consolidated subsidiary for 1999, rather than an unconsolidated joint venture, due to the increase of the Company's ownership interest to 89% in January 1999. The increase in Income from Unconsolidated Joint Ventures from 1997 to 1998 is primarily the result of the growth in income from the Company's 49% interest in Stafford of $1.9 million.

    The Company's loss from unconsolidated joint ventures in 1997 is primarily the result of the Company's share of a loss recognized by one of its Hawaii joint ventures in 1997, Iao Partners, of $397,000, which was offset in part by the Company's share of the income of Stafford since the date of acquisition (July 1997) of $329,000.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

    Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of Stafford not owned by the Company.

OTHER INCOME (EXPENSE)

    Other income (expense) primarily represents (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The increase in Other Income (Expense) of $608,000 from 1998 to 1999, is primarily due to additional interest expense resulting from the consolidation of Stafford offset by a lower ratio of debt to inventory under development at certain divisions other than Stafford. The increase from 1997 to 1998 is primarily the result of an increase in the amount of interest and financing fees expensed.

PROVISION (CREDIT) FOR INCOME TAXES

    The effective combined tax rates were approximately 38.6%, 38.2% and 38.2% in 1999, 1998 and 1997, respectively.

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

    The following table sets forth the Company's backlog, for both homes and residential lots, at December 31, 1999, 1998, and 1997, which includes homes and lots sold pursuant to the Company's zero-down sales program and 100% of the backlog related to projects developed by the Company's joint ventures.

                                         DECEMBER 31, 1999         DECEMBER 31, 1998        DECEMBER 31, 1997
                                      -----------------------   -----------------------   ----------------------
                                                  AGGREGATE                 AGGREGATE                 AGGREGATE
                                       NUMBER    SALES VALUE     NUMBER    SALES VALUE     NUMBER    SALES VALUE
                                      --------   ------------   --------   ------------   --------   -----------
Consolidated:
  Colorado(1).......................    624      $119,127,000     457      $ 78,075,000     267      $41,284,000
  Hawaii............................     65        17,117,000      47        11,903,000      67       19,774,000
  Northern California...............     98        28,142,000      35         6,508,000      14        1,905,000
  Oregon............................     59        10,069,000      76        13,397,000      14        2,676,000
  Washington........................     69        21,937,000      --                --      --               --
                                        ---      ------------     ---      ------------     ---      -----------
Total Consolidated..................    915       196,392,000     615       109,883,000     362       65,639,000
Unconsolidated Joint Ventures:
  Colorado(2).......................     28         5,117,000      20         3,111,000      --               --
  Hawaii............................      8         1,134,000       5           620,000       3          398,000
  Southern California(3)............     23         6,084,000      --                --      --               --
  Washington(4).....................     --                --      41        10,272,000      43       10,088,000
                                        ---      ------------     ---      ------------     ---      -----------
Total...............................    974      $208,727,000     681      $123,886,000     408      $76,125,000
                                        ===      ============     ===      ============     ===      ===========

------------------------

(1) The Colorado market was added in 1997 as a result of the acquisition of Melody in January 1997.

(2) Reflects the backlog of the Company's 50%-owned joint venture in Colorado, which was entered into in July 1998.

(3) Reflects the backlog of the Company's 24.5% to 49%-owned joint ventures in Southern California, which were acquired in July 1999.

(4) The Washington market was added in 1997 as a result of the Company's acquisition of a 49% interest in Stafford in July 1997, which increased to 89% in January 1999.

    The average sales prices of the homes and lots comprising backlog for consolidated projects at December 31, 1999, 1998 and 1997 were $215,000, $179,000, and $181,000, respectively. The higher average sales price in 1999 relative to 1998 and 1997 primarily reflects an increase in sales prices in the Company's mainland U.S. divisions as a result of the strength of the housing markets in those areas, in combination with a different mix of homes sold.

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

    Virtually all purchasers of the Company's homes finance their purchases with mortgage financing from lenders. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment. The recent increase in mortgage interest rates and any further increases in mortgage interest rates may adversely affect the ability of prospective buyers to finance home purchases and may adversely impact the Company's residential real estate sales, gross profit margins and net income.. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred and expensed approximately $78,000 as of December 31, 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its computer applications throughout the Year 2000 in order to promptly address latent Year 2000 matters that may arise.

LIQUIDITY AND CAPITAL RESOURCES

    The Company uses its liquidity and capital resources to, among other things,
(i) support its operations including its inventories of land, home sites, and homes; (ii) provide working capital; (iii) fund market expansion, including acquisitions, investments in and advances to joint ventures, and start-up operations; and (iv) make interest and principal payments on outstanding debt.

CAPITAL RESOURCES

    The Company anticipates continuing to acquire land for use in its future homebuilding operations, including raw land, finished lots and partially developed land. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for land and partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive.

    In connection with the purchase of its 49% interest in Stafford in 1997, the Company had an option to purchase the remaining 51% interest in Stafford based on a pre-determined formula, subject to certain contingencies. In January 1999, the Company increased its ownership interest in Stafford to 89% and refinanced Stafford's existing debt. The Company anticipates that it will acquire the remaining 11% interest in Stafford in January 2001.

    At December 31, 1999, the Company had commitments to purchase parcels of land for approximately $7.3 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels during 2000. However, no assurances can be given that these purchases will be completed.

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10 million of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of December 31, 1999, the Company has repurchased 504,400 shares under the program at a total cost of $3.6 million.

    In connection with the acquisition of certain assets of a homebuilder in October 1998, the owner of the seller, who became the Division President of the Company's Oregon Division, earns a percentage of the profits of the Oregon Division. In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, will retain an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006.

    The Company anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business, or general economic conditions, occur as a result of the various risk factors, particularly increases in interest rates, described elsewhere herein.

LINES OF CREDIT AND NOTES PAYABLE

    On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120.0 million to $170.0 million. The Company has a one-time option to reduce the amount of the facility by up to $30.0 million on an irrevocable basis, provided the facility has remained at $170.0 million for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants, and also contains provisions, which may, in certain circumstances, limit the amount the Company may borrow. In April 1999, the Company entered into a separate 90-day
$10.0 million line of credit with one of the banks included in the $120.0 million Revolving Credit Facility (extended for an additional 90 days in July 1999 and cancelled on October 1, 1999). At December 31, 1999,
$91.8 million of the Company's line of credit was unused, of which $6.0 million is restricted to withdrawal for specific project costs and letters of credit.

    The Company entered into two interest rate swaps. One swap requires the Company to pay a fixed rate of 5.75% on $30 million, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 7%, the swap reverses for that payment period and no interest payments are exchanged. This interest rate swap terminates on August 1, 2003. The second swap, which became effective on August 9, 1999 and terminates on August 9, 2002, requires the Company to pay interest at a floating one month LIBOR (5.21% on initial effective date) on $30 million while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid is recognized during the period as an adjustment to interest incurred.

    The Company has no material commitments or off-balance sheet financing arrangements that would tend to affect future liquidity. The Company believes that cash flow from operations and borrowings under its credit facilities will provide adequate cash to fund the Company's operations at least through 2000. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company may need to raise additional funds in order to support more rapid expansion, respond to competitive pressures, acquire companies in the homebuilding industry and other related industries or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of debt or equity securities, bank debt, or otherwise. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

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

    As an example, based upon the Company's average bank borrowings of $81.0 million during 1999, if the interest rate indexes on which the Company's bank borrowing rates are based were to increase 100 basis points in 2000, interest incurred would increase and cash flows would decrease in 2000 by $510,000, which amount reflects the effect on interest on the portion of the bank borrowings in excess of the $30 million under the interest rate swap agreement. A portion of the increased interest would be expensed as a period cost in 2000, while the balance would be capitalized to real estate inventories and be expensed as a component of the cost of residential real estate sales in 2000 and future years.

    In addition, the Company entered into a second swap, which converts fixed rate financing to a floating rate basis on $30 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................   33
Consolidated Balance Sheets, December 31, 1999 and 1998.....   34
Consolidated Statements of Operations for years ended
  December 31, 1999, 1998 and 1997..........................   35
Consolidated Statements of Stockholders' Equity for years
  ended December 31, 1999, 1998 and 1997....................   36
Consolidated Statements of Cash Flows for years ended
  December 31, 1999, 1998 and 1997..........................   37
Notes to Consolidated Financial Statements..................   38

SCHEDULES

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

    See "Item 8. Financial Statements and Supplementary Data."

(B) REPORTS ON FORM 8-K.

    None.

(C) EXHIBITS.

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
             3.1        Certificate of Incorporation of the Company. (Incorporated
                        by reference to Exhibit 3.1 of the Company's registration
                        statement under the Securities Act on Form S-1, Registration
                        Statement No. 33-45485.)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
             3.2        Bylaws of the Company. (Incorporated by reference to Exhibit
                        3.2 of the Company's registration statement under the
                        Securities Act on Form S-1, Registration Statement No.
                        33-55858.)
             4.1        Indenture between the Company and Bishop Trust Company,
                        Limited, as Trustee, dated as of January 15, 1993.
                        (Incorporated by reference to Exhibit 4.1 of the Company's
                        Current Report on Form 8-K dated January 21, 1993;
                        Commission file number 0-19891.)
             4.2        Form of Debenture (included in Exhibit 4.1).
             4.3        Specimen of Common Stock certificate. (Incorporated by
                        reference to Exhibit 4.1 of the Company' registration
                        statement under the Securities Act on Form S-1, Registration
                        No. 33-45485.)
             4.4        Indenture between the Company and U.S. Trust Company of
                        California, N.A., as Trustee, dated May 6, 1998.
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number
                        0-19891.)
             4.5        Form of Senior Notes (included in Exhibit 4.4).
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number
                        0-19891.)
             4.6        Registration Rights Agreement dated as of April 30, 1998
                        between the Company and the Initial Purchasers.
                        (Incorporated by reference to Exhibit 4.5 of the Company's
                        Registration Statement under Securities Act on Form S-4,
                        Registration No. 333-57723.)
            10.1        Form of Indemnification Agreement between the Company and
                        its directors and certain officers. (Incorporated by
                        reference to Exhibit 10.1 of the Company's registration
                        statement under the Securities Act on Form S-1, Registration
                        No. 33-45485.)
           +10.2        1992 Stock Option Plan, as amended. (Incorporated by
                        reference to Exhibit 10.2 of the Company's 1992 Annual
                        Report on Form 10-K; Commission file number 0-19891.)
           +10.3        Form of Stock Option Agreement. (Incorporated by reference to Exhibit 28.2 of the Company's registration statement
                        under the Securities Act on Form S-8, Registration No.
                        33-53044.)
           +10.4        Form of Non-Employee Director Automatic Option Grant
                        Agreement. (Incorporated by reference to Exhibit 28.3 of the
                        Company's registration statement under the Securities Act on
                        Form S-8, Registration No. 33-53044.)
           +10.5        Employment Agreement dated as of January 31, 1992 between
                        the Company and James K. Schuler. (Incorporated by reference to Exhibit 10.10 of the Company's registration statement
                        under the Securities Act on Form S-1, Registration No.
                        33-45485.)
            10.6        Joint Venture Agreement between the Company and United
                        Realty, Inc. dated as of August 26, 1989. (Incorporated by reference to Exhibit 10.54 of the Company's registration
                        statement under the Securities Act on Form S-1, Registration
                        No. 33-45485.)
            10.7        Partnership Agreement between the Company and C. Brewer
                        Properties, Inc. dated as of October 15, 1992. (Incorporated by reference to Exhibit 10.75 of the Company's registration statement under the Securities Act on Form S-1, Registration
                        No. 33-55858.)
            10.8        Purchase Agreement between the Company and Itoman Hawaii,
                        Inc. dated October 13, 1992. (Incorporated by reference to
                        Exhibit 10.78 of the Company's registration statement under the Securities Act on Form S-1, Registration No. 33-55858.)
            10.9        Agreement among the Company, Palailai Holdings, Inc. and
                        Malama Mohala Corp. dated November 4, 1992. (Incorporated by reference to Exhibit 10.79 of the Company's registration
                        statement under the Securities Act on Form S-1, Registration
                        No. 33-55858.)
            10.10       Purchase Agreement (Parcel 15) between the Company and AMFAC
                        Property Development Corp. dated July 14, 1992.
                        (Incorporated by reference to Exhibit 10.82 of the Company's registration statement under the Securities Act on Form S-1,
                        Registration No. 33-55858.)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
            10.11       Lease between the Company and AALL Hawaii Holdings dated
                        May 14, 1993 (i.e., lease of premises located at 828 Fort
                        Street Mall, 4th Floor, Honolulu, Hawaii). (Incorporated by
                        reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 1993; Commission file number
                        0-19891.)
            10.12       Amendment dated April 9, 1993 to Purchase Agreement (Parcel
                        15) between the Company and AMFAC Property Development
                        Corp., a Hawaii Corporation. (Incorporated by reference to
                        Exhibit 10.2 of the Company's Current Report on Form 8-K
                        dated April 30, 1993; Commission file number 0-19891.)
            10.13       Purchase Agreement (Parcel 9) dated July 30, 1993 between
                        the Company and AMFAC Property Development Corp., a Hawaii
                        Corporation. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated
                        September 30, 1993; Commission file number 0-19891.)
           +10.14       Schuler Homes, Inc. 401(k) Retirement Savings Plan (005)
                        dated July 20, 1993, which amends in full the Schuler Homes,
                        Inc. Profit Sharing Plan (005), originally effective
                        November 1, 1989. (Incorporated by reference to Exhibit
                        10.6 of the Company's Quarterly Report on Form 10-Q dated
                        September 30, 1993; Commission file number 0-19891.)
           +10.15       Amendment to the Schuler Homes, Inc. 401(k) Retirement
                        Savings Plan (005) (Sections 2.1 and 2.2) effective
                        September 1, 1993. (Incorporated by reference to Exhibit
                        10.7 of the Company's Quarterly Report on Form 10-Q dated
                        September 30, 1993; Commission file number 0-19891.)
            10.16       Letter Agreement between the Company and Lokelani Ma'ili
                        Kai, Ltd. and P.H. Property Development Company, dated
                        January 24, 1994. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 2,
                        1994; Commission file number 0-19891.)
            10.17       Addendum to Letter Agreement dated January 24, 1994 between the Company and Lokelani Ma'ili Kai, Ltd. and P.H. Property
                        Development Company, dated February 18, 1994. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 2, 1994; Commission file number
                        0-19891.)
           +10.18       Amendment to the Schuler Homes, Inc. 401(k) Retirement
                        Savings Plan (005) (Sections 1.5(a) and 1.11, effective
                        January 1, 1994; and Sections 2.1 and 2.2, effective
                        September 16, 1994). (Incorporated by reference to Exhibit
                        10.1 of the Company's Quarterly Report on Form 10-Q dated
                        September 30, 1994; Commission file number 0-19891.)
            10.19       Agreement for Increased Density on Parcels 10, 15, 16 and 20
                        between the Company and AMFAC Property Development Corp.
                        dated December 12, 1994. (Incorporated by reference to
                        Exhibit 10.82 of the Company's 1994 Annual Report on Form
                        10-K; Commission file number 0-19891.)
            10.20       Agreement (Kapolei Knolls) between the Company and Finance
                        Realty, Ltd. dated September 11, 1995. (Incorporated by
                        reference to the Company's Quarterly Report on Form 10-Q
                        dated September 30, 1995; Commission file number 0-19891.)
            10.21       Agreement between Waiakoa Estates Subdivision Joint Venture and Betsill Brothers Construction, Inc. dated September 16,
                        1995. (Incorporated by reference to the Company's Quarterly
                        Report on Form 10-Q dated September 30, 1995; Commission
                        file number 0-19891.)
            10.22       Amended and Restated Purchase and Sale Agreement between the
                        Company and Gentry Development Company and Gentry Homes,
                        Ltd., dated November 20, 1995. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K; Commission
                        file number 0-19891.)
            10.23       Contract for Purchase and Sale of Real Property between the
                        Company and Investek Properties Company, LLC, dated
                        June 19, 1996. (Incorporated by reference to the Company's
                        Quarterly Report on Form 10-Q dated June 30, 1996;
                        Commission file number 0-19891.)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
            10.24       Real Estate Purchase Agreement between Schuler Homes of
                        California, Inc. and Frank J. Andrews, Jr., dated
                        August 20, 1996. (Incorporated by reference to the Company's
                        Quarterly Report on Form 10-Q dated September 30, 1996;
                        Commission file number 0-19891.)
            10.25       Option Agreement between Schuler Homes of California, Inc.
                        and Frank J. Andrews, Jr., dated August 20, 1996.
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file
                        number 0-19891.)
            10.26       Real Estate Purchase and Sale Agreement between the Company and Coop Family Limited Partnership, dated September 20,
                        1996. (Incorporated by reference to the Company's Quarterly
                        Report on Form 10-Q dated September 30, 1996; Commission
                        file number 0-19891.)
            10.27       Second Amendment to Loan Documents between the Company,
                        certain Banks, First Hawaiian Bank and Bank of America NT &
                        SA, dated April 29, 1998. (Incorporated by reference to the
                        Company's Quarterly Report on Form 10-Q dated March 31,
                        1998; Commission file number 0-19891.)
            10.28       Guaranty between the Company, certain Banks, First Hawaiian
                        Bank and Bank of America NT & SA, dated April 29, 1998.
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number
                        0-19891.)
            10.29       Release of Negative Pledge Agreement between the Company,
                        certain Banks and First Hawaiian Bank, dated April 29, 1998.
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number
                        0-19891.)
           +10.30       Schuler Homes, Inc. 1998 Employee Stock Purchase Plan.
                        (Incorporated by reference to Exhibit 99.1 of the Company's registration statement under the Securities Act on Form S-8,
                        Registration No. 333-60305.)
            10.31       Second Amended and Restated Credit Agreement between the
                        Company, certain Banks, First Hawaiian Bank and Bank of
                        America NT & SA, dated September 30, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q
                        dated September 30, 1998; Commission file number 0-19891.)
            10.32       Guaranty by wholly-owned subsidiaries of the Company, dated
                        September 30, 1998, relating to Second Amended and Restated
                        Credit Agreement dated September 30, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q
                        dated September 30, 1998; Commission file number 0-19891.)
           +10.33       Restated Schuler Homes, Inc. 401(k) Retirement Savings Plan,
                        effective April 1, 1998. (Incorporated by reference to the
                        Company's 1998 Annual Report on Form 10-K; Commission file number 0-19891.)
            10.34       First Amendment to Second Amended and Restated Credit
                        Agreement between the Company, certain Banks, First Hawaiian
                        Bank and Bank of America NT & SA, dated January 21, 1999.
                        (Incorporated by reference to the Company's 1998 Annual
                        Report on Form 10-K; Commission file number 0-19891.)
            10.35       Guaranty by wholly-owned subsidiaries of the Company to
                        certain Banks, First Hawaiian Bank and Bank of America NT &
                        SA, dated January 21, 1999. (Incorporated by reference to
                        the Company's 1998 Annual Report on Form 10-K; Commission
                        file number 0-19891.)
            10.36       Promissory Note between the Company and First Hawaiian Bank, dated April 12, 1999. (Incorporated by reference to the
                        Company's Quarterly Report on Form 10-Q dated March 31,
                        1999; Commission file number 0-19891.)
            10.37       Second Amendment to Second Amended and Restated Credit
                        Agreement between the Company, certain Banks, First Hawaiian
                        Bank and Bank of America NT & SA, dated July 2, 1999.
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1999; Commission file number
                        0-19891.)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
            10.38       Third Amendment to Second Amended and Restated Credit
                        Agreement between the Company, certain Banks, First Hawaiian
                        Bank and Bank of America NT & SA, dated July 22, 1999.
                        (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1999; Commission file number
                        0-19891.)
            10.39       Guaranty by wholly-owned subsidiaries of the Company to
                        certain Banks, First Hawaiian Bank and Bank of America NT &
                        SA, dated July 22, 1999. (Incorporated by reference to the
                        Company's Quarterly Report on Form 10-Q dated June 30, 1999;
                        Commission file number 0-19891.)
            10.40       Schuler Homes, Inc. 1992 Stock Option Plan (amended).
                        (Incorporated by reference to Exhibit 99.1 of the Company's registration statement under the Securities Act on Form S-8,
                        Registration No. 333-84957.)
            10.41       Third Amended and Restated Credit Agreement between the
                        Company, certain Banks, First Hawaiian Bank and Bank of
                        America, N.A., dated as of September 30, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1999; Commission file number 0-19891.)
            10.42       Guaranty by wholly-owned subsidiaries of the Company to
                        certain Banks, First Hawaiian Bank and Bank of America,
                        N.A., dated as of September 30, 1999. (Incorporated by
                        reference to the Company's Quarterly Report on Form 10-Q
                        dated September 30, 1999; Commission file number 0-19891.)
           *21          Subsidiaries of the Registrant.
           *23.1        Consent of Independent Auditors.
           *27          Financial Data Schedule.

------------------------

*   Filed herewith

+   Management contract, compensatory plan or arrangement

(D) SEE ITEM 14(1C).

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Schuler Homes, Inc.

    We have audited the accompanying consolidated balance sheets of Schuler Homes, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuler Homes, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Honolulu, Hawaii

March 14, 2000

                              SCHULER HOMES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
ASSETS

Cash and cash equivalents (restricted--Note 1)..............  $  6,673,000   $  4,915,000
Real estate inventories (Note 2)............................   436,305,000    325,166,000
Investments in unconsolidated joint ventures (Note 3).......     8,346,000     23,998,000
Deferred income taxes (Note 4)..............................     2,362,000      3,418,000
Intangibles, net (Note 1)...................................    15,506,000     13,879,000
Other assets (Note 11)......................................    21,274,000     14,167,000
                                                              ------------   ------------
Total assets................................................  $490,466,000   $385,543,000
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................  $ 31,819,000   $ 15,954,000
Accrued expenses............................................    19,041,000     16,703,000
Notes payable to bank (Note 5)..............................    78,183,000     17,365,000
Notes payable to others (Note 2)............................     2,409,000      3,954,000
Senior notes (Note 6).......................................    98,671,000     98,512,000
Convertible subordinated debentures (Note 7)................    57,500,000     57,500,000
                                                              ------------   ------------
Total liabilities...........................................   287,623,000    209,988,000

Commitments and contingencies (Notes 5 and 8)

Minority interest in consolidated subsidiary (Note 3).......     1,695,000             --

Stockholders' equity (Notes 1, 7, 9 and 11):
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 21,371,825 and 20,892,465 shares issued at
    December 31, 1999 and 1998, respectively................       214,000        209,000
  Additional paid-in capital................................    96,038,000     93,201,000
  Retained earnings.........................................   113,482,000     87,762,000
  Treasury stock, at cost; 1,278,400 and 869,000 shares at
    December 31, 1999 and 1998, respectively................    (8,586,000)    (5,617,000)
                                                              ------------   ------------
Total stockholders' equity..................................   201,148,000    175,555,000
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $490,466,000   $385,543,000
                                                              ============   ============

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Residential real estate sales (Note 11)............  $506,778,000   $282,902,000   $229,624,000
Costs and expenses:
  Residential real estate sales....................   403,684,000    225,370,000    184,843,000
  Selling and commissions..........................    31,747,000     19,124,000     17,268,000
  General and administrative (Note 11).............    25,481,000     16,008,000     13,596,000
                                                     ------------   ------------   ------------
Total costs and expenses...........................   460,912,000    260,502,000    215,707,000
                                                     ------------   ------------   ------------
Operating income...................................    45,866,000     22,400,000     13,917,000
Income (loss) from unconsolidated joint ventures
  (Note 3).........................................     1,322,000      2,435,000       (136,000)
Minority interest in pretax income of consolidated
  subsidiary.......................................      (444,000)            --             --
Other income (expense).............................    (4,851,000)    (4,243,000)    (4,261,000)
                                                     ------------   ------------   ------------
Income before provision for income taxes...........    41,893,000     20,592,000      9,520,000
Provision for income taxes (Note 4)................    16,173,000      7,876,000      3,634,000
                                                     ------------   ------------   ------------
Net income.........................................  $ 25,720,000   $ 12,716,000   $  5,886,000
                                                     ============   ============   ============
Net income per share (Note 12):
  Basic............................................  $       1.29   $       0.63   $       0.29
                                                     ============   ============   ============
  Diluted..........................................  $       1.28   $       0.63   $       0.29
                                                     ============   ============   ============

                            See accompanying notes.

                              SCHULER HOMES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK        ADDITIONAL
                                      ---------------------     PAID-IN       RETAINED      TREASURY
                                        SHARES      AMOUNT      CAPITAL       EARNINGS        STOCK         TOTAL
                                      ----------   --------   -----------   ------------   -----------   ------------
Balance at December 31, 1996........  20,100,177   $209,000   $93,096,000   $ 69,160,000   $(5,000,000)  $157,465,000
Issuance of common stock from
  exercise of stock options (Note
  9)................................         750         --         4,000             --            --          4,000
Net income..........................          --         --            --      5,886,000            --      5,886,000
                                      ----------   --------   -----------   ------------   -----------   ------------
Balance at December 31, 1997........  20,100,927    209,000    93,100,000     75,046,000    (5,000,000)   163,355,000
Issuance of common stock from
  exercise of stock options (Note
  9)................................      17,538         --       101,000             --            --        101,000
Reacquisition of the Company's
  common stock......................     (95,000)        --            --             --      (617,000)      (617,000)
Net income..........................          --         --            --     12,716,000            --     12,716,000
                                      ----------   --------   -----------   ------------   -----------   ------------
Balance at December 31, 1998........  20,023,465    209,000    93,201,000     87,762,000    (5,617,000)   175,555,000
Issuance of common stock from
  exercise of stock options (Note
  9)................................      23,730         --       134,000             --            --        134,000
Issuance of common stock under
  Employee Stock Purchase Plan (Note
  9)................................      55,630      1,000       348,000             --            --        349,000
Reacquisition of the Company's
  common stock......................    (409,400)        --            --             --    (2,969,000)    (2,969,000)
Issuance of common stock in
  connection with acquisition (Note
  11)...............................     400,000      4,000     2,355,000             --            --      2,359,000
Net income..........................          --         --            --     25,720,000            --     25,720,000
                                      ----------   --------   -----------   ------------   -----------   ------------
Balance at December 31, 1999........  20,093,425   $214,000   $96,038,000   $113,482,000   $(8,586,000)  $201,148,000
                                      ==========   ========   ===========   ============   ===========   ============

                            See accompanying notes.

                              SCHULER HOMES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1999            1998            1997
                                                              -------------   -------------   -------------
OPERATING ACTIVITIES:
Net income..................................................  $  25,720,000   $  12,716,000   $   5,886,000
Adjustment to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization expense.....................      5,371,000       3,162,000       2,883,000
  Income distribution received from unconsolidated joint
    ventures in excess of income recognized (income from
    unconsolidated joint ventures recognized in excess of
    income distribution received)...........................        700,000      (2,360,000)        143,000
  Change in principal balance of notes receivable...........        817,000         207,000       2,303,000
  Increase in allowance for doubtful accounts...............             --          96,000              --
  Minority interest.........................................        444,000              --              --
Changes in assets and liabilities:
  (Increase) decrease in real estate inventories............    (61,756,000)    (34,375,000)    (12,775,000)
  (Increase) decrease in other assets.......................     (1,036,000)     (1,622,000)       (698,000)
  Increase (decrease) in accounts payable...................     10,989,000       3,149,000       7,438,000
  Increase (decrease) in accrued expenses...................      3,907,000       2,473,000       3,696,000
  Change in deferred income taxes...........................      1,056,000         584,000       3,354,000
                                                              -------------   -------------   -------------
  Net cash provided by (used in) operating activities.......    (13,788,000)    (15,970,000)     12,230,000
INVESTING ACTIVITIES:
Payment for purchase of Melody Homes and Mortgage, net of
  cash acquired.............................................             --              --     (29,508,000)
Purchase of additional 40% interest in Stafford, net of cash
  acquired..................................................     (4,227,000)             --              --
Acquisition of certain assets of Keys Homes.................     (1,000,000)             --              --
Investments in unconsolidated joint ventures................     (1,823,000)     (1,000,000)     (2,980,000)
Advances to unconsolidated joint ventures...................     (1,574,000)     (8,431,000)     (1,724,000)
Repayments of advances to unconsolidated joint ventures.....      1,103,000         263,000         145,000
Capital distributions from unconsolidated joint venture.....      2,178,000       3,557,000              --
Purchase of furniture, fixtures and equipment...............     (1,265,000)       (432,000)       (664,000)
                                                              -------------   -------------   -------------
  Net cash provided by (used in) investing activities.......     (6,608,000)     (6,043,000)    (34,731,000)
FINANCING ACTIVITIES:
Proceeds from bank borrowings...............................    312,936,000     169,670,000     131,827,000
Principal payments on bank borrowings.......................   (252,118,000)   (243,382,000)   (107,107,000)
Principal payments on notes payable to others...............     (1,553,000)                             --
Proceeds from issuance of senior notes, net of discount and
  offering costs............................................             --      97,210,000              --
Refinancing of Stafford's debt..............................    (29,378,000)             --              --
Advances to affiliates (Note 11)............................     (5,810,000)             --              --
Repayment of advances to affiliates.........................        404,000              --              --
Net decrease in discount on issuance of senior notes........        160,000         104,000              --
Proceeds from issuance of common stock from exercise of
  stock options.............................................        134,000         101,000           4,000
Proceeds from issuance of common stock under Employee Stock
  Purchase Plan.............................................        348,000              --              --
Reacquisition of the Company's common stock.................     (2,969,000)       (617,000)             --
                                                              -------------   -------------   -------------
  Net cash provided by (used in) financing activities.......     22,154,000      23,086,000      24,724,000
                                                              -------------   -------------   -------------
Increase (decrease) in cash.................................      1,758,000       1,073,000       2,223,000
Cash and cash equivalents (restricted) at beginning of
  period....................................................      4,915,000       3,842,000       1,619,000
                                                              -------------   -------------   -------------
Cash and cash equivalents (restricted) at end of period.....  $   6,673,000   $   4,915,000   $   3,842,000
                                                              =============   =============   =============

                            See accompanying notes.

                              SCHULER HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    Schuler Homes, Inc. (the Company) was incorporated in Hawaii in March 1988 and, during January 1992, was reincorporated in Delaware. The Company is engaged in the development and sale of residential real estate in the following geographic markets: Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington.

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments and other short-term investments (less than 3 months) to be cash equivalents. Included in Cash and Cash Equivalents at December 31, 1999 and 1998 are restricted amounts of $1,169,000 and $506,000, respectively, which primarily represent a collection allowance resulting from the sale of second mortgage notes and accounts restricted for certain development costs.

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

                              SCHULER HOMES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

    Investments in unconsolidated joint ventures consist of the Company's interest in real estate ventures in Arizona, Colorado, Hawaii and Southern California, and are accounted for using the equity method.

INTANGIBLES

    Intangibles consist of goodwill and covenants not-to-compete, which resulted from the Company's past acquisitions. The intangibles are being amortized on a straight-line basis over periods ranging from 15 to 20 years. Accumulated amortization at December 31, 1999 and 1998 is approximately $2,343,000 and $1,461,000, respectively.

SALES AND PROFIT RECOGNITION

    A sale is generally recorded and profit recognized when closings have occurred and a buyer has met down payment and continuing investment criteria required by generally accepted accounting principles.

INTEREST RATE SWAP

    The Company entered into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates and vice versa over the life of the agreements without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest incurred related to the debt (the accrual accounting method). The fair value of the swap agreements are not recognized in the financial statements. In the event of the termination of an interest-rate swap agreement, gains and losses would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest incurred related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from a swap would be recognized in income coincident with the extinguishment.

    In June 1999, the Financial Accounting Standards Board issued Statement
No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

RECLASSIFICATIONS

    Certain amounts in the Consolidated Financial Statements relating to 1998 and 1997 have been reclassified to conform to the 1999 presentation.

                              SCHULER HOMES, INC.

2. REAL ESTATE INVENTORIES

    Real estate inventories consist of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Unimproved land held for future development......  $ 41,596,000   $ 34,472,000
Development projects in progress.................   349,270,000    251,821,000
Completed inventory (including lots held for
  sale)..........................................    45,439,000     38,873,000
                                                   ------------   ------------
                                                   $436,305,000   $325,166,000
                                                   ============   ============

    Completed inventory includes residential units which are substantially ready for occupancy.

    The Company has notes payable to land sellers with a principal balance of $2,409,000 and $3,954,000 at December 31, 1999 and 1998, respectively, which relate to land purchased for future residential development. The notes are secured by mortgages on the purchased land.

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    Condensed combined financial information as of December 31, 1999, 1998 and 1997 and for the years then ended are as follows:

                                           1999          1998          1997
                                        -----------   -----------   -----------
Assets (primarily real estate
  inventories)........................  $53,244,000   $71,910,000   $53,298,000
Liabilities...........................   38,071,000    46,953,000    30,452,000
                                        -----------   -----------   -----------
Equity................................  $15,173,000   $24,957,000   $22,846,000
                                        ===========   ===========   ===========
Revenues..............................  $23,959,000   $63,933,000   $22,011,000
Expenses..............................   20,970,000    59,090,000    22,071,000
                                        -----------   -----------   -----------
Net income (loss).....................  $ 2,989,000   $ 4,843,000   $   (60,000)
                                        ===========   ===========   ===========

    On July 31, 1997, the Company (through a wholly-owned subsidiary, SHLR of Washington, Inc., incorporated in the state of Washington) acquired a 49% interest in SSHI LLC (dba Stafford Homes), with an option to purchase the remaining 51% interest, subject to certain contingencies. The Company accounted for this investment as an unconsolidated joint venture under the equity method of accounting in 1997 and 1998. In January 1999, the Company increased its interest in Stafford to 89% and refinanced Stafford's debt with the Company's line of credit facility. As a result, Stafford Homes is accounted for as a consolidated subsidiary in 1999, rather than an unconsolidated joint venture.

    The Company's loss from unconsolidated joint ventures in 1997 is primarily the result of the Company's share of the loss recognized by Iao Partners (50%-owned by the Company) of $397,000, offset in part by the Company's share of the income of Stafford of $329,000. As of December 31, 1999 and 1998, the Company's cumulative share of the undistributed profits of its joint ventures is $5,759,000 and $9,117,000, respectively.

    Included in the investments in unconsolidated joint ventures of the Company, and in the liabilities of the joint ventures are advances from the Company to its unconsolidated joint ventures of $876,000, $9,611,000, and $1,521,000, at December 31, 1999, 1998 and 1997, respectively.

                              SCHULER HOMES, INC.

4. INCOME TAXES

    The following summarizes the provision for income taxes:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1999          1998         1997
                                          -----------   ----------   ----------
Currently payable:
  Federal...............................  $12,978,000   $6,857,000   $  343,000
  State.................................    2,139,000      974,000      (61,000)
                                          -----------   ----------   ----------
                                           15,117,000    7,831,000      282,000
Deferred:
  Federal...............................      893,000       28,000    2,843,000
  State.................................      163,000       17,000      509,000
                                          -----------   ----------   ----------
                                            1,056,000       45,000    3,352,000
                                          -----------   ----------   ----------
Provision for income taxes..............  $16,173,000   $7,876,000   $3,634,000
                                          ===========   ==========   ==========

    The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1999          1998         1997
                                          -----------   ----------   ----------
Provision for federal income taxes at
  the statutory rate....................  $14,663,000   $7,207,000   $3,343,000
Provision for state income taxes, net of
  federal income tax benefits...........    1,510,000      669,000      290,000
Other...................................           --           --        1,000
                                          -----------   ----------   ----------
Provision for income taxes..............  $16,173,000   $7,876,000   $3,634,000
                                          ===========   ==========   ==========

    Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary components of the Company's deferred income taxes relate to capitalized interest and inventory impairment losses (Note 3). At
December 31, 1999, the total deferred tax liabilities (primarily resulting from capitalized interest) and total deferred tax assets (primarily resulting from inventory impairment losses) are $2,632,000 and $4,994,000, respectively.

    Income tax payments of $13,565,000, $7,118,000 and $455,000, were made during 1999, 1998 and 1997, respectively.

5. NOTES PAYABLE TO BANK

    On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120,000,000 to $170,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis, provided the facility has remained at $170,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.5% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain

                              SCHULER HOMES, INC.

5. NOTES PAYABLE TO BANK (CONTINUED)
financial ratios and covenants. As of December 31, 1999, the Company met such financial ratios and covenants.

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

    The Company's notes payable at December 31, 1999 consist of borrowings under its credit facilities. At December 31, 1999, the Company's bank borrowings were at interest rates of prime (8.5%) and LIBOR plus 1.5% (8.0%). At December 31, 1999, $91,817,000 of the Company's line of credit is unused, of which $5,966,000 is restricted for outstanding but unused letters of credit.

    In April 1999, the Company entered into a separate 90-day $10,000,000 line of credit with one of the banks included in the $120,000,000 Revolving Credit Facility. In July 1999, the Company extended this line of credit for an additional 90 days. This separate line of credit was canceled on October 1, 1999.

    The interest amounts in this paragraph relate to notes payable to bank and others, senior notes and the convertible subordinated debentures. The Company paid interest of approximately $18,407,000, $11,818,000, and $11,644,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Interest incurred during 1999, 1998 and 1997 was approximately $18,652,000, $13,789,000 and $11,845,000, respectively. All of such interest was capitalized to real estate inventories except for $3,077,000, $3,096,000 and $2,985,000 in 1999,
1998 and 1997, respectively, which was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during 1999, 1998 and 1997 totaled $16,327,000, $9,554,000 and $6,666,000, respectively.

    The following information relates to notes payable to bank at December 31, 1999 and 1998 and interest thereon during the years then ended:

                                              MAXIMUM        AVERAGE DAILY
                       WEIGHTED AVERAGE       AMOUNT            AMOUNT        WEIGHTED AVERAGE
                       INTEREST RATE AT     OUTSTANDING       OUTSTANDING      INTEREST RATE
                       END OF THE YEAR    DURING THE YEAR   DURING THE YEAR   DURING THE YEAR*
                       ----------------   ---------------   ---------------   ----------------
1999.................        8.1%          $111,513,000       $80,968,000           7.0%
                             ===           ============       ===========           ===
1998.................        7.2%          $112,157,000       $49,199,000           7.8%
                             ===           ============       ===========           ===

* Computed by dividing related interest charged by the average daily amount outstanding during the year.

6. SENIOR NOTES

    On May 6, 1998, the Company consummated its offering of $100,000,000 aggregate principal amount of 9% Senior Notes, which are due April 15, 2008. The Company received net proceeds from the offering of approximately $97,200,000 (net of discounts and offering costs of approximately $2,800,000). The Company used such proceeds to repay a portion of the Company's borrowings under its line of credit. The offering costs are amortized over the term of the notes using the interest method. The Company offered to

                              SCHULER HOMES, INC.

6. SENIOR NOTES (CONTINUED)
exchange its Senior Notes for new notes evidencing the same debt as the Senior Notes, which were registered pursuant to a Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission on July 6, 1998. Pursuant to such exchange offer, all of the Senior Notes were exchanged for new notes.

7. CONVERTIBLE SUBORDINATED DEBENTURES

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

8. COMMITMENTS AND CONTINGENCIES

    At December 31, 1999, the Company had under contracts to purchase for approximately $7,317,000, land parcels for future residential development.

    Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

    One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of December 31, 1999, the Company has paid $1,700,000 and accrued $160,000, for a total of $1,860,000 related to the construction of 93 units in excess of 580.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Court's denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999 a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The owners of two of the three units subsequently settled in late 1999, bringing an end to the initial suit. The settlement amount incurred by the Company is not material to its financial condition. Although the cost of remediation for certain units called for under the settlement agreement is not determinable until the work is completed, the Company believes that the cost

                              SCHULER HOMES, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) of such work will not be material to its financial condition. A trial date in April 2000 has been set in the second action, which includes one remaining plaintiff. If decided adversely to the Company, it would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

    The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

9. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

    The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $220,000, $130,000 and $89,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

    In January 1992, the Company adopted a stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 1,000,000 (increased to 1,500,000 pursuant to the filing of a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission in August 1999) shares of common stock may be granted from time to time to employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years.

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

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%, 5.6% and 6.4%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 0.37, 0.37 and 0.32; and a weighted-average expected life of the option of 4.5, 4 and 3.25 years.

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

                              SCHULER HOMES, INC.

9. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying FASB Statement No. 123 on pro forma net income for 1999, 1998 and 1997 are not likely to be representative of the effects for future years, since the 1999, 1998 and 1997 pro forma net income amounts each reflect expense for only one year of vesting. The Company's pro forma information follows:

                                            1999          1998          1997
                                         -----------   -----------   ----------
Pro forma net income...................  $25,221,000   $11,806,000   $5,122,000
Pro forma net income per share:
  Basic................................  $      1.26   $      0.59   $     0.25
  Diluted..............................         1.26          0.59         0.25

    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                      1999                  1998                  1997
                               -------------------   -------------------   -------------------
                                          WEIGHTED              WEIGHTED              WEIGHTED
                                          AVERAGE               AVERAGE               AVERAGE
                                          EXERCISE              EXERCISE              EXERCISE
                               OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                               --------   --------   --------   --------   --------   --------
Outstanding--beginning of
  year.......................  771,658      $ 6      611,085      $ 6       369,885     $12
Granted......................  262,200        6      198,850        7       523,501       6
Exercised....................  (23,730)       6      (17,538)       6          (750)      6
Forfeited....................  (18,509)       7      (20,739)       7      (281,551)     13
                               -------      ---      -------      ---      --------     ---
Outstanding-end of year......  991,619      $ 6      771,658      $ 6       611,085     $ 6
                               =======      ===      =======      ===      ========     ===
Exercisable at end of year...  562,607      $ 6      277,446      $ 7        39,889     $10
Weighted-average fair value
  of options granted during
  the year...................  $  2.40               $  2.59               $   1.80

    Exercise prices for options outstanding as of December 31, 1999 ranged from $6 to $26.

    In 1997, option holders were permitted to receive new options in exchange for certain of their existing outstanding options (covering up to an aggregate of approximately 271,000 shares of Common Stock). Options for 256,000 shares were exchanged in 1997 at a new exercise price of $5.625. The new options became subject to a new vesting schedule and the existing options were canceled.

    On July 31, 1998, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 500,000 shares of the Company's common stock for issuance under the Company's Employee Stock Purchase Plan. As of December 31, 1999, 55,630 shares of the Company's common stock were issued on a cumulative basis since the inception of the Plan.

10. STOCKHOLDERS' EQUITY

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of December 31, 1999, the Company has repurchased 504,400 shares under the program at a total cost of $3,586,000.

                              SCHULER HOMES, INC.

11. RELATED PARTY TRANSACTIONS

    James K. Schuler, the Company's chief executive officer, owns a majority of the common shares outstanding as of December 31, 1999 and 1998.

    In connection with the purchase of an additional 40% interest in Stafford, the Company refinanced Stafford's existing debt, which included $1,251,000 in certain notes payable to affiliates of Stafford.

    The Company leases its main office in Oregon from a family member of the Division President of the Oregon Division. During 1999, the Company incurred total rental expense in connection with the lease of approximately $103,000. The terms for the lease are no less favorable to the Company than could be obtained from unaffiliated third parties.

    In connection with the acquisition of certain assets of a homebuilder in October 1998, the Division President of the Company's Oregon Division (formerly the president of the acquired homebuilder) earns a percentage of the profits of the Oregon Division. In addition, included in Other Assets at December 31, 1999, is a note receivable of $1,000,000 from the Oregon Division President, which was issued on January 4, 1999, is due on December 31, 2005, bears interest at 7%, and requires minimum annual payments of $200,000 plus accrued but unpaid interest. Accrued interest receivable relating to the note was approximately $70,000 at December 31, 1999. During 1999, the Company sold 27 of its homes for an aggregate sales price of $2,449,000 to a limited liability company of which the Division President of the Company's Oregon Division is a member.

    In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, will retain an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. In connection with the acquisition, the Company issued 400,000 shares of its common stock. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which is included in Other Assets. The loan is due on December 31, 2004 and bears interest at 7%. Accrued interest receivable relating to the loan was approximately $26,000 at December 31, 1999.

    From time to time, the Company engages the law firms in which directors of the Company are partners. During 1999, 1998 and 1997, legal fees of approximately $36,000, $322,000 and $322,000, respectively, to such firms were incurred by the Company.

12. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share for the years ended December 31, 1999, 1998 and 1997 were computed using the weighted average number of common shares outstanding during the period of 19,997,759, 20,102,922 and 20,100,267, respectively.

    Diluted net income per share for the year ended December 31, 1999 was computed by adding to net income the interest expense of $3,342,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 22,631,749, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the years ended
December 31, 1998 and 1997, resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share for the years ended December 31, 1998 and 1997.

                              SCHULER HOMES, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Notes receivable (included in Other Assets): The carrying amount of the Company's notes receivable approximate their fair value, since the interest rate currently being offered on new notes is similar to the interest rates on existing notes.

    Accrued interest payable (included in Accrued Expenses) and notes payable to bank: The carrying amounts of the Company's accrued interest payable and notes payable to bank approximate their fair value.

    Convertible subordinated debentures: The fair value of $46,862,500 for the Company's convertible subordinated debentures is based on the quoted market price of $81.50 at December 31, 1999.

    Interest rate swaps: The estimated fair value at December 31, 1999 is a liability of approximately $271,000 and is based on a bank quote. Credit loss from counterparty nonperformance is not anticipated.

    Senior notes: The fair value of $93,500,000 for the Company's senior notes is based on the quoted market price of $93.50 at December 31, 1999.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1999 and 1998 are presented in the following summary:

                                                   THREE MONTHS ENDED
                                   ---------------------------------------------------
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                   ---------   --------   -------------   ------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
1999
Sales............................   $95,893    $131,623     $128,335        $150,927
Operating income.................     9,123      12,182       11,087          13,474
Pre-tax income...................     7,742      10,860       10,919          12,372
Net income.......................     4,790       6,676        6,695           7,559
Earnings per share (diluted).....      0.24        0.34         0.33            0.37
1998
Sales............................   $55,512    $ 67,433     $ 79,186        $ 80,771
Operating income.................     3,935       5,040        6,635           6,790
Pre-tax income...................     3,257       4,640        5,767           6,928
Net income.......................     2,001       2,852        3,583           4,280
Earnings per share (diluted).....      0.10        0.14         0.18            0.21

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

                                                       SCHULER HOMES, INC.

                                                       By:             /s/ JAMES K. SCHULER
                                                            -----------------------------------------
                                                                         James K. Schuler
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER
Dated: March 24, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                                                       Chairman of the Board,
                /s/ JAMES K. SCHULER                     President and Chief
     -------------------------------------------         Executive Officer (principal   March 24, 2000
                  James K. Schuler                       executive officer)

                /s/ MICHAEL T. JONES
     -------------------------------------------       Executive Vice President of      March 24, 2000
                  Michael T. Jones                       Operations and Director

                                                       Senior Vice President of
                 /s/ PAMELA S. JONES                     Finance, Chief Financial
     -------------------------------------------         Officer and Director           March 24, 2000
                   Pamela S. Jones                       (principal financial
                                                         officer)

                                                       Vice President of Finance,
               /s/ DOUGLAS M. TONOKAWA                   Chief Accounting Officer
     -------------------------------------------         (principal accounting          March 24, 2000
                 Douglas M. Tonokawa                     officer)

                 /s/ MARTIN T. HART
     -------------------------------------------       Director                         March 24, 2000
                   Martin T. Hart

             /s/ BERT T. KOBAYASHI, JR.
     -------------------------------------------       Director                         March 24, 2000
               Bert T. Kobayashi, Jr.

              /s/ THOMAS A. BEVILACQUA
     -------------------------------------------       Director                         March 24, 2000
                Thomas A. Bevilacqua