Form 10-Q
period 2000-03-31
SCHULER HOMES INC
filed 2000-05-12
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         YES  X                                    NO
             ---                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
        Class of Common Stock                     April 30, 2000
        ---------------------                     --------------
           $.01 par value                           20,100,946

                                 SCHULER HOMES, INC.

                                        INDEX

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Independent Accountants' Review Report............................  3

           Consolidated Balance Sheets - March 31, 2000 and
              December 31, 1999..............................................  4

           Consolidated Statements of Income - Three months
              ended March 31, 2000 and 1999..................................  5

           Consolidated Statements of Cash Flows - Three months
              ended March 31, 2000 and 1999..................................  6

           Notes to Consolidated Financial Statements........................  7

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 11

PART II.   OTHER INFORMATION................................................. 18

SIGNATURES................................................................... 19

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           ERNST & YOUNG LLP


Honolulu, Hawaii
May 8, 2000

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,2000  December 31, 1999
                                                                  -------------  -----------------
                                                                   (unaudited)
ASSETS
                                                                  -------------    -------------
Cash and cash equivalents (restricted-Note 1) .................   $   4,737,000    $   6,673,000
Real estate inventories (Note 2) ..............................     442,925,000      436,305,000
Investments in unconsolidated joint ventures (Note 3) .........      10,120,000        8,346,000
Deferred income taxes .........................................       2,819,000        2,362,000
Intangibles, net ..............................................      15,149,000       15,506,000
Other assets (Note 3) .........................................      21,135,000       21,274,000
                                                                  -------------    -------------
Total assets ..................................................   $ 496,885,000    $ 490,466,000
                                                                  =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..............................................   $  33,964,000    $  31,819,000
Accrued expenses ..............................................      25,447,000       19,041,000
Notes payable to banks (Note 4) ...............................      60,974,000       78,183,000
Notes payable to others .......................................       7,587,000        2,409,000
9% senior notes due 2008 ......................................      98,711,000       98,671,000
6-1/2% convertible subordinated debentures due 2003 ...........      57,500,000       57,500,000
                                                                  -------------    -------------

Total liabilities .............................................     284,183,000      287,623,000

Commitments and contingencies (Notes 4 and 5)

Minority interest in consolidated subsidiary ..................       1,845,000        1,695,000

Stockholders' equity (Note 6):

Common stock, $.01 par value; 30,000,000 shares authorized;
  21,400,646 and 21,371,825 shares issued at March 31, 2000 and
     December 31, 1999, respectively ..........................         214,000          214,000
  Additional paid-in capital ..................................      96,186,000       96,038,000
  Retained earnings ...........................................     123,174,000      113,482,000
    Treasury stock, at cost; 1,299,700 and 1,278,400 shares at
    March 31, 2000 and December 31, 1999, respectively ........      (8,717,000)      (8,586,000)
                                                                  -------------    -------------
Total stockholders' equity ....................................     210,857,000      201,148,000
                                                                  -------------    -------------
Total liabilities and stockholders' equity ....................   $ 496,885,000    $ 490,466,000
                                                                  =============    =============

                             See accompanying notes.

                               SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Three months ended March 31,
                                                     ------------------------------
                                                          2000              1999
                                                     -------------    -------------
                                                              (unaudited)

Revenues:
  Home and lot sales .............................   $ 154,532,000    $  95,893,000
  Land sales .....................................       6,204,000             --
                                                     -------------    -------------
       Total  revenues ...........................     160,736,000       95,893,000

Costs and expenses:
    Home and lot sales ...........................     122,664,000       75,214,000
    Land sales ...................................       4,155,000             --
    Selling and commissions ......................       8,902,000        6,149,000
    General and administrative ...................       8,384,000        5,407,000
                                                     -------------    -------------
        Total costs and expenses .................     144,105,000       86,770,000
                                                     -------------    -------------
    Operating income .............................      16,631,000        9,123,000

Income from unconsolidated joint ventures ........         753,000           73,000
Minority interest in pretax income of consolidated
  subsidiary .....................................        (150,000)         (93,000)
Other income (expense) (Note 4) ..................      (1,381,000)      (1,361,000)
                                                     -------------    -------------
Income before provision for income taxes .........      15,853,000        7,742,000
Provision for income taxes (Note 7) ..............       6,161,000        2,952,000
                                                     -------------    -------------

  Net income .....................................   $   9,692,000    $   4,790,000
                                                     =============    =============
Net income per share (Note 8):
Basic ............................................   $        0.48    $        0.24
                                                     =============    =============
Diluted ..........................................   $        0.46    $        0.24
                                                     =============    =============

                             See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three months ended March 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                                                          (unaudited)
OPERATING ACTIVITIES:
Net income ....................................................................   $  9,692,000    $  4,790,000

Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense ....................................      1,413,000         872,000
     Income from unconsolidated joint ventures ................................       (224,000)        (73,000)
     Principal payments of notes receivable ...................................         49,000         581,000
     Minority interest ........................................................        150,000          93,000
Changes in assets and liabilities, net of effects of purchase of additional 40%
interest in Stafford:
     (Increase) decrease in real estate inventories ...........................     (2,228,000)    (20,054,000)
     (Increase) decrease in other assets ......................................       (128,000)        453,000
     Increase (decrease) in accounts payable ..................................      2,145,000       2,883,000
     Increase (decrease) in accrued expenses ..................................      6,521,000       5,252,000
     Change in deferred income taxes ..........................................       (457,000)        489,000
                                                                                  ------------    ------------
       Net cash provided by (used in) operating activities ....................     16,933,000      (4,714,000)

INVESTING ACTIVITIES:

Purchase of additional 40% interest in Stafford, net of cash acquired .........           --        (4,227,000)
Acquisition of certain assets of Keys Homes ...................................           --        (1,000,000)
Advances to unconsolidated joint ventures .....................................       (747,000)           --
Repayments of advances to unconsolidated joint ventures .......................        112,000          71,000
Investment in unconsolidated joint ventures ...................................       (915,000)           --
Capital distributions from unconsolidated joint ventures ......................           --           443,000
Purchase of furniture, fixtures, and equipment ................................       (278,000)       (468,000)
                                                                                  ------------    ------------
    Net cash provided by (used in) investing activities .......................     (1,828,000)     (5,181,000)

FINANCING ACTIVITIES:
Proceeds from bank borrowings .................................................     55,370,000      75,990,000
Principal payments on bank borrowings .........................................    (72,579,000)    (32,984,000)
Principal payments on notes payables to others ................................       (160,000)       (376,000)
Refinancing of Stafford's debt ................................................           --       (29,378,000)
Advances to affiliates (Note 3) ...............................................           --        (1,000,000)
Repayment of advances to affiliates (Note 3) ..................................        270,000            --
Net decrease in discount on issuance of senior notes ..........................         40,000          39,000
Proceeds from issuance of common stock from exercise of stock options .........           --            30,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan
(Note 6) ......................................................................        149,000         165,000
Reacquisition of the Company's common stock (Note 6) ..........................       (131,000)           --
                                                                                  ------------    ------------
    Net cash provided by (used in) financing activities .......................    (17,041,000)     12,486,000
                                                                                  ------------    ------------
Increase (decrease) in cash ...................................................     (1,936,000)      2,591,000
Cash and cash equivalents (restricted) at beginning of period .................      6,673,000       4,915,000
                                                                                  ------------    ------------
Cash and cash equivalents (restricted) at end of period .......................   $  4,737,000    $  7,506,000
                                                                                  ============    ============


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

    These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1999 contained in the Company's 1999 annual report on Form 10-K.

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

    Included in Cash and Cash Equivalents at March 31,2000 is a restricted amount of $1,204,000, which primarily represents a collection allowance resulting from the sale of second mortgages and accounts restricted for certain development costs.


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

    Real estate inventories at March 31, 2000 consist of the following:

    Unimproved land held for future development ..................      $ 48,375,000
    Development projects in progress .............................       352,476,000
    Completed inventory (including lots held for sale) ...........        42,074,000
                                                                        ------------
                                                                        $442,925,000
                                                                        ============

     Completed inventory includes residential units, which are substantially ready for occupancy.

     During the quarter ended March 31, 2000, the purchase price for certain of the land parcels purchased by the Company included notes payable to land sellers in the aggregate amount of $5,338,000.

3.  Related Party Transactions

    The Company leases its main office in Oregon from a family member of the Division President of the Oregon Division. During the quarter ended March 31, 2000, the Company incurred total rental expense in connection with such lease of approximately $13,000.

    In connection with the acquisition of certain assets of Keys Homes, Inc.
    (Keys) in October 1998, the Division President of the Company's Oregon Division (formerly the president of Keys) earns a percentage of the profits of the Oregon Division. In addition, included in Other Assets at March 31, 2000 is a note receivable of $800,000 from the Oregon Division President, which is due on December 31, 2005, bears interest at 7%, and requires minimum annual payments of $200,000 plus accrued but unpaid interest. In March 2000, the Company received a payment of $200,000, plus accrued interest of $70,000. Accrued interest receivable relating to the note was approximately $17,000 at March 31, 2000.

    In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, will retain an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. In connection with the acquisition, the Company issued 400,000 shares of its common stock. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which balance at March 31, 2000 was $4,406,000 and is included in Other Assets. The loan is due on December 31, 2004 and bears interest at 7%. Accrued interest receivable relating to the loan was approximately $103,000 at March 31, 2000.

    From time to time, the Company engages the law firm in which a director of the Company is a partner. During the quarterly period ended March 31, 2000, no legal fees to such firm were incurred by the Company.


4.  Notes Payable to Banks

    On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120,000,000 to $170,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis, provided the facility has remained at $170,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of March 31, 2000, the Company met such financial ratios and covenants.

    The Company entered into two interest rate swaps. One swap requires the Company to pay a fixed rate of 5.75% on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 7%, the swap reverses for that payment period and no interest payments are exchanged. This interest rate swap terminates on August 1, 2003. The second swap, which became effective on August 9, 1999 and terminates on August 9, 2002, requires the Company to pay interest at a floating one month LIBOR on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid is recognized during the period as an adjustment to interest incurred.

    Notes Payable to Banks at March 31, 2000 consist of borrowings under its credit facilities. At March 31, 2000, the Company's bank borrowings were at interest rates of prime (9%) and LIBOR plus 1.5% (7.6%). At March 31, 2000, $109,026,000 of the Company's line of credit is unused, of which $4,819,000 is restricted for outstanding but unused letters of credit.

    The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $3,486,000 during the quarter ended March 31, 2000. Interest incurred during the quarter ended March 31, 2000 was approximately $4,908,000. All of such interest was capitalized to real estate inventories except for $1,086,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of sales during the quarter ended March 31, 2000 totaled $4,045,000.


5.  Commitments and Contingencies

    At March 31, 2000, the Company had under contract to purchase for approximately $4,000,000, land for residential development.

    In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999, a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The owners of two of the three units subsequently settled in late 1999, bringing an end to the initial suit. The one remaining plaintiff in the second action settled in April 2000. The settlement amounts incurred by the Company are not material to its financial condition. Although the cost of remediation for certain units called for under the settlement agreements are not determinable until the work is completed, the Company believes that the cost of such work will not be material to its financial condition.

    The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


6.  Stockholders' Equity

    During the quarter ended March 31, 2000, options to purchase 10,000 shares of common stock were granted. During April 2000, options to purchase 61,000 shares of common stock were granted. In addition, 28,821 shares were issued on February 29, 2000 pursuant to the Company's Employee Stock Purchase Plan.

    In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of March 31, 2000, the Company has repurchased 525,700 shares under the program at a total cost of $3,718,000.


7.  Income Taxes

    During the three months ended March 31, 2000, the Company made income tax payments of $2,751,000.


8.  Net Income Per Share

    Basic net income per share for the quarters ended March 31, 2000 and 1999 were computed using the weighted average number of common shares outstanding during the quarters of 20,097,608 and 20,034,801, respectively.

    Diluted net income per share for the three month period ended March 31, 2000 was computed by adding to net income the interest expense of $653,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 22,731,598, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the quarter ended March 31, 1999 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Except for historical information contained herein, matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Forward-looking statements are based on various factors and assumptions that include risks and uncertainties, including, but not limited to the closing and profitability of sales in backlog reported, the market for homes generally and in areas where the Company operates, the availability and cost of land, changes in economic conditions and interest rates, increases in raw material and labor costs, consumer confidence, government regulation, weather conditions and general competitive factors, all or each of which may cause actual results to differ materially. In addition, other factors that might cause such a difference include other risks detailed in the Company's Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission from time to time.


OVERVIEW

    Schuler Homes, Inc. designs, constructs, markets and sells single-family residences, townhomes and condominiums primarily to entry-level and first-time move-up buyers. The Company operates in seven geographic markets: Arizona, Colorado, Hawaii, Northern California, Oregon, Southern California and Washington.

    For the quarter ended March 31, 2000, revenues were $160.7 million and operating income was $16.6 million, compared to revenues of $95.9 million and operating income of $9.1 million during the first quarter last year. Net income was $9.7 million ($0.46 per share) for the quarter ended March 31, 2000, compared to net income of $4.8 million ($0.24 per share) during the 1999 first quarter. The Company's 2000 first quarter operating income includes the sale of a land parcel during the first quarter which contributed $6.2 million and $2.0 million to the Company's revenues and operating income, respectively. Operating margins were 10.3% of revenues in the first quarter of 2000 compared to 9.5% of revenues in the first quarter of 1999. For the first quarter of 1999 compared to the first quarter of 2000, revenues grew 67.6%, net income grew 102.3%, and the number of units closed increased by 53.7% from 508 to 781.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.

                                                                Three months ended   % Change in Dollar Amounts
                                                                     March 31,                  from
                                                                   2000     1999            1999 to 2000
                                                                   ----     ----            ------------
Home and lot sales
   Revenues                                                       100.0%    100.0%              61.2%
   Costs                                                           79.4      78.4               63.1
   Selling and commissions expense                                  5.8       6.4               44.8
Land sales
   Revenues                                                       100.0%       --                N/A
   Costs                                                           67.0        --                N/A
---------------------------------------------------------------------------------

Total  revenues                                                   100.0%    100.0%              67.6

General and administrative expense                                  5.2       5.7               55.1
                                                                  -----     -----
Total costs and expenses                                           89.7      90.5               66.1
                                                                  -----     -----

Operating income                                                   10.3       9.5               82.3


Income from unconsolidated joint ventures                           0.5       0.1              931.5
Minority interest in pretax income of consolidated subsidiary      (0.1)     (0.1)              61.3
Other income (expense)                                             (0.9)     (1.4)               1.5
                                                                  -----     -----

Income before provision for income taxes                            9.8       8.1              104.8
Provision for income taxes                                          3.8       3.1              108.7
                                                                  -----     -----
    Net income                                                      6.0%      5.0%             102.3
                                                                  =====     =====

 REVENUES - HOME AND LOT SALES

     The Company's Revenues - Home and Lot Sales for the quarter ended March 31, 2000 were approximately $154.5 million as compared to approximately $95.9 million during the quarter ended March 31, 1999. This represents an increase of approximately $58.6 million or 61.2%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the first quarter of 2000 relative to the first quarter of 1999. The Company's average sales price per unit increased to $214,000 during the 2000 first quarter, an increase from an average sales price per unit during the 1999 first quarter of $187,000 (including 11 sales that closed prior to January 1, 1999 under the Company's "zero-down" sales program, for which the second mortgages were sold during the 1999 first quarter).

     The following table sets forth the number of sales closed during the quarters ended March 31, 2000 and 1999, which includes 100% of the sales closed at projects developed by the Company's joint ventures.

                                                               Three months ended March 31,
                                                                 2000              1999
                                                                 ----              ----
Consolidated:
  Colorado                                                        423               296
  Hawaii (1)                                                       88                65
  Northern California                                              78                23
  Oregon                                                           79                60
  Washington (2)                                                   55                57
                                                                  ---               ---
    Total Consolidated                                            723               501
Unconsolidated Joint Ventures:
  Colorado (3)                                                     25                --
  Hawaii (4)                                                        6                 7
  Southern California (5)                                          27                --
                                                                  ---               ---

Total                                                             781               508
                                                                  ===               ===

(1) Excludes 11 sales that closed prior to January 1, 1999 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 1999 first quarter.
(2) Reflects 100% of the information with respect to Stafford Homes, in which the Company acquired a 49% interest in July 1997. In January 1999, the Company increased its ownership interest in Stafford Homes to 89%.
(3) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado.
(4) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii.
(5) Reflects 100% of the information with respect to the Company's 24.5% to 49%-owned joint ventures in Southern California.

REVENUES - LAND SALES

     Revenues - Land Sales were $6.2 million during the first quarter of 2000, resulting from the sale of a land parcel in Northern California. Generally, land sale revenues will fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land markets served by the Company and prevailing market conditions.

COSTS AND EXPENSES - HOME AND LOT SALES

     Costs and Expenses - Home and Lot Sales represents the acquisition, development and construction costs attributable to home sales closed. Acquisition, development and construction costs include primarily land acquisition costs, site work and land development costs, construction material and labor costs, engineering and architectural costs, loan fees, interest, and other direct and indirect costs attributable to development, project management and construction activities.

     Costs and Expenses - Home and Lot Sales increased from approximately $75.2 million during the quarter ended March 31, 1999 to approximately $122.7 million during the same period in 2000, representing an increase of approximately $47.5 million or 63.1%. This increase reflects a larger number of units closed and related increased revenue during the first quarter of 2000 relative to the first quarter of 1999. As a percentage of revenues, Costs and Expenses - Home and Lot Sales increased from 78.4% to 79.4%. This increase is primarily attributable to the different mix of development projects in which closings occurred and the decrease in the average sales price of homes closed in the Oregon Division, resulting from the softening experienced in its market due to slowing job growth.

     Total interest incurred during the quarters ended March 31, 2000 and 1999 was approximately $4.9 million and $4.4 million, respectively. Of the amounts incurred, approximately $1.1 million and $941,000 was expensed currently (included in Other Income (Expense)), in the first quarters of 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. Interest capitalized to projects is expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $4.0 million and $3.0 million during the quarters ended March 31, 2000 and 1999, respectively.

     Average debt outstanding was approximately $250.7 million and $229.0 million during the first quarters of 2000 and 1999, respectively. The Company's average interest rate on its debt for the quarters ended March 31, 2000 and 1999 was approximately 7.9% and 7.7%, respectively. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Cost of Residential Real Estate Sales as sales are closed and revenue is recognized.

COSTS AND EXPENSES - LAND SALES

     Costs and Expenses - Land Sales represents the acquisition and, if any, development costs attributable to the land parcel sold.

COST AND EXPENSES - SELLING AND COMMISSIONS

         Selling and commissions expense represents the selling and marketing costs associated with the sale of homes. Such costs include commissions, sales incentives offered to buyers, advertising costs, model and sales office costs and other general sales and marketing costs.

     Selling costs and commissions represented approximately 5.8% and 6.4% of revenues from home and lot sales during the quarters ended March 31, 2000 and 1999, respectively. The reduction in selling and commission costs as a percentage of revenues is a result of selling costs and commissions increasing at a lesser rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of Costs and Expenses - Home and Lot Sales.

     General and Administrative Expenses increased by $3.0 million during the first quarter of 2000 as compared to the same period in 1999, primarily due to expansion at the Company's U. S. mainland divisions. As a percentage of sales, General and Administrative Expenses decreased from 5.7% during the quarter ended March 31, 1999 to 5.2% during the quarter ended March 31, 2000. This decrease is a result of General and Administrative Expenses increasing at a lesser rate than revenues.

INCOME FROM UNCONSOLIDATED JOINT VENTURES

     Income from Unconsolidated Joint Ventures represents (i) the Company's 50% interest in the operations of two joint ventures in Hawaii, (ii) beginning in the second quarter of 1999, the Company's 50% interest in its joint venture in Colorado and (iii) beginning in the third quarter of 1999, the Company's 24.5% to 49% interest in joint ventures in Southern California.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

      Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of

Stafford not owned by the Company.

OTHER INCOME (EXPENSE)

     Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The decrease in Other Income (Expense) from the first quarter of 1999 to the first quarter of 2000, is primarily due to a lower ratio of debt to inventory under development.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the first quarters of 2000 and 1999 was approximately 38.9% and 38.1%, respectively.


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

     Virtually all purchasers of the Company's homes finance their purchases with mortgage financing from lenders. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment. The recent increase in mortgage interest rates and any further increases in mortgage interest rates may adversely affect the ability of prospective buyers to finance home purchases and may adversely impact the Company's revenues, gross profit margins and net income. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company.

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

     The following table sets forth the Company's backlog for both homes and residential lots at March 31, 2000 and 1999, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.

                                                March 31, 2000                     March 31, 1999
                                                --------------                     --------------
                                                               Aggregate                          Aggregate
                                            Number           Sales Value       Number           Sales Value
                                            ------           -----------       ------           -----------
Consolidated:
  Colorado                                     635          $125,713,000          523          $ 91,798,000
  Hawaii                                        71            20,007,000           88            24,294,000
  Northern California                          117            36,634,000           70            14,702,000
  Oregon                                        45             7,703,000          111            19,961,000
  Washington                                   137            41,958,000           62            15,109,000
                                             -----          ------------          ---          ------------
    Total Consolidated                       1,005           232,015,000          854           165,864,000

Unconsolidated Joint Ventures:
  Colorado                                      11             2,110,000           42             6,623,000
  Hawaii                                        16             1,572,000            3               390,000
  Southern California                           37            13,229,000           --                    --
                                             -----          ------------          ---          ------------

Total                                        1,069          $248,926,000          899          $172,877,000
                                             =====          ============          ===          ============

     The average sales prices of the homes and lots comprising backlog for consolidated projects at March 31, 2000 and 1999 were $231,000 and $194,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses its liquidity and capital resources to, among other things, (i) support its operations including its inventories of land, home sites and homes; (ii) provide working capital; (iii) fund market expansion, including acquisitions, investments in and advances to joint ventures, and start-up operations; and (iv) make interest and principal payments on outstanding debt.

CAPITAL RESOURCES

     The Company anticipates continuing to acquire land for use in its future homebuilding operations. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risks and improves liquidity. Because of increased demand for undeveloped, partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive.

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

LINES OF CREDIT AND NOTES PAYABLE

     On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120.0 million to $170.0 million. The Company has a one-time option to reduce the amount of the facility by up to $30.0 million on an irrevocable basis, provided the facility has remained at $170.0 million for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants, and also contains provisions, which may, in certain circumstances, limit the amount the Company may borrow. At April 30, 2000, and March 31, 2000, the Company had bank notes payable of approximately $75.5 million and $61.0 million, respectively.

COMMITMENTS

     At April 30, 2000, the Company has commitments to purchase parcels of land for approximately $4.0 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels during 2000. However, no assurances can be given that these purchases will be completed.

     In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10 million of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of March 31, 2000, the Company has repurchased 525,700 shares under the program at a total cost of $3.7 million.

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

                               SCHULER HOMES, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999, a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The owners of two of the three units subsequently settled in late 1999, bringing an end to the initial suit. The one remaining plaintiff in the second action settled in April 2000. The settlement amounts incurred by the Company are not material to its financial condition. Although the cost of remediation for certain units called for under the settlement agreements are not determinable until the work is completed, the Company believes that the cost of such work will not be material to its financial condition.

    The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


Items 2 through 5.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

              Exhibit
              Number             Document Description
              ------             --------------------
                27               Financial Data Schedule.

      (b) Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended March 31, 2000.

                               SCHULER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                      SCHULER HOMES, INC.



Date:  May 9, 2000                    By: /s/ James K. Schuler
                                         --------------------------
                                         James K. Schuler
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (principal executive officer)



Date:  May 9, 12000                   By: /s/ Pamela S. Jones
                                         --------------------------
                                         Pamela S. Jones
                                         Senior Vice President of Finance,
                                         Chief Financial Officer and
                                         Director (principal financial officer)



Date:  May 9, 2000                    By: /s/ Douglas M. Tonokawa
                                         --------------------------
                                         Douglas M. Tonokawa
                                         Vice President of Finance,
                                         Chief Accounting Officer
                                         (principal accounting officer)