Form 10-Q
period 2000-06-30
SCHULER HOMES INC
filed 2000-08-14
CIK 883705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          ---------------------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                                        Outstanding at
        Class of Common Stock                           July 31, 2000
        ---------------------                           --------------
           $.01 par value                                 20,100,946

                               SCHULER HOMES, INC.

                                      INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Independent Accountants' Review Report ..................... 3

                  Consolidated Balance Sheets - June 30, 2000 and
                        December 31, 1999 .................................... 4

                  Consolidated Statements of Income - Three and six months
                        ended June 30, 2000 and 1999  ........................ 5

                  Consolidated Statements of Cash Flows - Six
                        months ended June 30, 2000 and 1999  ................. 6

                  Notes to Consolidated Financial Statements  ................ 7

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations .........10

PART II.          OTHER INFORMATION  .........................................18

SIGNATURES ...................................................................20

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                                 ERNST & YOUNG LLP


Honolulu, Hawaii
August 11, 2000

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30, 2000         DECEMBER 31, 1999
                                                                                          -------------         -----------------
                                                                                           (unaudited)
ASSETS
Cash and cash equivalents (restricted-Note 1) ...................................          $  6,478,000             $ 6,673,000
Real estate inventories (Note 2) ................................................           459,108,000             436,305,000
Investments in unconsolidated joint ventures ....................................             9,620,000               8,346,000
Deferred income taxes ...........................................................             2,821,000               2,362,000
Intangibles, net (Note 3) .......................................................            14,047,000              15,506,000
Other assets (Note 3) ...........................................................            25,672,000              21,274,000
                                                                                          -------------           -------------

Total assets ....................................................................         $ 517,746,000           $ 490,466,000
                                                                                          =============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ................................................................          $ 36,513,000             $31,819,000
Accrued expenses ................................................................            20,387,000              19,041,000
Notes payable to banks (Note 4) .................................................            70,000,000              78,183,000
Notes payable to others .........................................................            10,627,000               2,409,000
9% senior notes due 2008 ........................................................            98,750,000              98,671,000
6-1/2% convertible subordinated debentures due 2003 .............................            57,500,000              57,500,000
                                                                                          -------------           -------------

Total liabilities ...............................................................           293,777,000             287,623,000

Commitments and contingencies (Notes 4 and 5)

Minority interest in consolidated subsidiary ....................................             2,212,000               1,695,000

Stockholders' equity (Note 6):

    Common stock, $.01 par value; 30,000,000 shares authorized;
       21,400,646 and 21,371,825 shares issued at June 30, 2000
       and December 31, 1999, respectively ......................................               214,000                 214,000
    Additional paid-in capital ..................................................            96,186,000              96,038,000
    Retained earnings ...........................................................           134,074,000             113,482,000
    Treasury stock, at cost; 1,299,700 and 1,278,400 shares at June 30, 2000
       and December 31, 1999, respectively ......................................            (8,717,000)             (8,586,000)
                                                                                          -------------           -------------

Total stockholders' equity. .....................................................           221,757,000             201,148,000
                                                                                          -------------           -------------

Total liabilities and stockholders' equity. .....................................         $ 517,746,000           $ 490,466,000
                                                                                          =============           =============

                             See accompanying notes.

                               SCHULER HOMES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     2000             1999             2000            1999
                                                         (unaudited)                        (unaudited)
Revenues:
    Home and lot sales ......................   $ 173,184,000    $ 131,623,000    $ 327,716,000    $ 227,516,000
    Land sales ..............................            --               --          6,204,000             --
                                                -------------    -------------    -------------    -------------
       Total revenues .......................     173,184,000      131,623,000      333,920,000      227,516,000

Costs and expenses:

    Home and lot sales ......................     133,319,000      104,580,000      255,983,000      179,794,000
    Land sales ..............................            --               --          4,155,000             --
    Selling and commissions .................      10,158,000        8,373,000       19,060,000       14,522,000
   General and administrative ...............       8,948,000        6,488,000       17,332,000       11,895,000
                                                -------------    -------------    -------------    -------------

       Total costs and expenses .............     152,425,000      119,441,000      296,530,000      206,211,000
                                                -------------    -------------    -------------    -------------

Operating income ............................      20,759,000       12,182,000       37,390,000       21,305,000

Income from unconsolidated joint ventures ...         330,000          264,000        1,083,000          337,000
Minority interest in pretax income of
    consolidated subsidiary .................        (366,000)         (80,000)        (516,000)        (173,000)
Other income (expense) (Notes 3 and 4) ......      (3,069,000)      (1,506,000)      (4,450,000)      (2,867,000)
                                                -------------    -------------    -------------    -------------

    Income before provision for income taxes       17,654,000       10,860,000       33,507,000       18,602,000
Provision for income taxes (Note 7) .........       6,754,000        4,184,000       12,915,000        7,136,000
                                                -------------    -------------    -------------    -------------

 Net income .................................   $  10,900,000    $   6,676,000    $  20,592,000    $  11,466,000
                                                =============    =============    =============    =============

Net income per share: (Note 8)
Basic .......................................   $        0.54    $        0.34    $        1.02    $        0.57
                                                =============    =============    =============    =============
Diluted .....................................   $        0.51    $        0.34    $        0.97    $        0.57
                                                =============    =============    =============    =============

                            See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                        2000             1999
                                                                                    -------------    -------------
                                                                                              (unaudited)
OPERATING ACTIVITIES:
Net income ......................................................................   $  20,592,000    $  11,466,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense ......................................       3,713,000        2,061,000
     Income distribution received from unconsolidated joint ventures in excess of income recognized (income from unconsolidated joint ventures recognized
        in excess of income distribution received) ..............................         605,000         (239,000)
     Principal payments of notes receivable .....................................         643,000          658,000
     Forgiveness of note receivable .............................................         480,000             --
     Minority interest ..........................................................         516,000          173,000
 Changes in assets and liabilities, net of effects of purchase of additional 40%
 interest in Stafford:
   (Increase) decrease in real estate inventories ...............................     (15,364,000)     (25,867,000)
   (Increase) decrease in other assets ..........................................      (4,912,000)        (534,000)
   Increase (decrease) in accounts payable ......................................       4,694,000        5,564,000
   Increase (decrease) in accrued expenses ......................................       1,461,000        3,208,000
   Change in deferred income taxes ..............................................        (459,000)         402,000
                                                                                    -------------    -------------
       Net cash provided by (used in) operating activities ......................      11,969,000       (3,108,000)


INVESTING ACTIVITIES:
Purchase of additional 40% interest in Stafford, net of cash acquired ...........            --         (4,227,000)
Acquisition of certain assets of Keys Homes .....................................            --         (1,000,000)
Advances to unconsolidated joint ventures .......................................      (1,688,000)        (123,000)
Repayments of advances to unconsolidated joint ventures .........................         301,000          885,000
Investments in unconsolidated joint ventures ....................................        (971,000)            --
Capital distributions from unconsolidated joint ventures ........................         481,000          659,000
Purchase of furniture, fixtures, and equipment ..................................      (1,338,000         (771,000)
                                                                                    -------------    -------------
       Net cash provided by (used in) investing activities ......................      (3,215,000)      (4,577,000)


FINANCING ACTIVITIES:
Proceeds from bank borrowings ...................................................     120,419,000      138,291,000
Principal payments on bank borrowings ...........................................    (128,602,000)     (95,656,000)
Principal payments on notes payables to others ..................................      (1,133,000)      (1,412,000)
Refinancing of Stafford's debt ..................................................            --        (29,378,000)
Advance to affiliate (Note 3)  ..................................................            --         (1,000,000)
Repayment of advances to affiliates (Note 3) ....................................         270,000             --
Net decrease in discount on issuance of senior notes ............................          79,000           79,000
Proceeds from issuance of common stock from exercise of stock options ...........            --             64,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan .......         149,000          165,000
Reacquisition of the Company's common stock .....................................        (131,000)      (2,969,000)
                                                                                    -------------    -------------
        Net cash provided by (used in) financing activities .....................      (8,949,000)       8,184,000
                                                                                    -------------    -------------

Increase (decrease) in cash .....................................................        (195,000)         499,000
Cash and cash equivalents (restricted) at beginning of period ...................       6,673,000        4,915,000
                                                                                    -------------    -------------
Cash and cash equivalents (restricted) at end of period .........................   $   6,478,000    $   5,414,000
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

         Included in Cash and Cash Equivalents at June 30, 2000 is a restricted amount of $1,080,000, which primarily represents a collection allowance resulting from the sale of second mortgage notes and accounts restricted for certain development costs.

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

         Real estate inventories at June 30, 2000 consist of the following:

           Unimproved land held for future development .........................      $  49,480,000
           Development projects in progress ....................................        375,862,000
           Completed inventory (including lots held for sale) ..................         33,766,000
                                                                                      -------------
                                                                                      $ 459,108,000
                                                                                      ==============

         Completed inventory includes residential units which are substantially ready for occupancy.

         During the six months ended June 30, 2000, the purchase price for certain of the land parcels purchased by the Company included notes payable to land sellers in the aggregate amount of $9,351,000.

3.       Related Party Transactions

         During the quarter ended June 30, 2000, $1,443,000 of Other Income (Expense) represented (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October, 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division. Included in Other Assets at June 30, 2000, is the remaining note receivable balance of approximately $351,000, which is due in August 2000.

         In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, will retain an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. In connection with the acquisition, the Company issued 400,000 shares of its common stock. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which balance at June 30, 2000 was $4,406,000 and is included in Other Assets. The loan is due on December 31, 2004 and bears interest at 7%. Accrued interest receivable relating to the loan was approximately $180,000 at June 30, 2000.

         From time to time, the Company engages the law firm in which a director of the Company is a partner. During the quarter ended June 30, 2000, no legal fees to such firm were incurred by the Company.

4.       Notes Payable to Banks

         On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120,000,000 to $170,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis, provided the facility has remained at $170,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of June 30, 2000, the Company met such financial ratios and covenants.

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

         Notes Payable to Banks at June 30, 2000 consist of borrowings under its credit facilities. At June 30, 2000, the Company's bank borrowings were at interest rates of prime (9.5%) and LIBOR plus 1.5% (8.2%). At June 30, 2000, $100,000,000 of the Company's line of credit is unused, of which $5,472,000 is restricted for outstanding but unused letters of credit.

         The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $5,903,000 during the quarter ended June 30, 2000. Interest incurred during the quarter ended June 30, 2000 was approximately $4,752,000. All of such interest was capitalized to real estate inventories except for $1,433,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of sales during the quarter ended June 30, 2000 totaled $4,250,000.

5.       Commitments and Contingencies

         At June 30, 2000, the Company had under contract to purchase for approximately $1,600,000, land for residential development.

         In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999, a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The owners of two of the three units subsequently settled in late 1999, bringing an end to the initial suit. The one remaining plaintiff in the second action settled in April 2000. The settlement amounts incurred by the Company are not material to its financial condition. Remediation for the certain units called for under the settlement agreements has been substantially completed. The cost of such work was not material to the Company's financial condition.

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

         In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of June 30, 2000, the Company has repurchased 525,700 shares under the program at a total cost of $3,718,000.

7.       Income Taxes

         During the three months ended June 30, 2000, the Company made income tax payments of $12,600,000.

8.       Net Income Per Share

         Basic net income per share for the quarter and six months ended June 30, 2000 were computed using the weighted average number of common shares outstanding during the periods of 20,100,946 and 20,099,277, respectively. Basic net income per share for the quarter and six months ended June 30, 1999 were computed using the weighted average number of common shares outstanding during the periods of 19,899,338 and 19,967,070, respectively.

         Diluted net income per share for the three and six month periods ended June 30, 2000 was computed by adding to net income the interest expense of $720,000 and $1,374,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 22,734,936 and 22,733,267, respectively, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the quarter and six months ended June 30, 1999 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.

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

         For the quarter ended June 30, 2000, revenues were $173.2 million and operating income was $20.8 million, compared to revenues of $131.6 million and operating income of $12.2 million during the second quarter last year. Net income was $10.9 million ($0.54 per share basic and $0.51 per share diluted) for the quarter ended June 30, 2000, compared to net income of $6.7 million ($0.34 per share basic and diluted) during the 1999 second quarter. Operating margins were 12.0% of revenues in the second quarter of 2000 compared to 9.3% of revenues in the second quarter of 1999. For the second quarter of 2000 compared to the second quarter of 1999, revenues grew 31.6%, net income grew 63.3%, and the number of units closed increased by 15.0% from 706 to 812.

         The Company's 2000 financial results through June 30, 2000 benefited from strength in the housing markets of many of the Company's mainland United States divisions, in particular, Colorado, Northern California and Washington, and higher revenues and operating results in the Hawaii division, offset in part by a softness in Oregon's housing market and lower operating results in the Company's Oregon division during the first half of 2000 as compared to the first half of 1999. In particular, increased sales prices in many of the Company's mainland markets, coupled with the closings of home sales in projects in which land costs were lower than the cost at which land can be purchased today, positively impacted the Company's profit margins during the second quarter of 2000. The Company believes it is possible that the upward trend in mortgage interest rates could temper future sales price increases and result in lower profit margins for the second half of the year than were achieved in the second quarter of 2000.

         In June 2000, the Company formed a wholly-owned subsidiary, Schuler Mortgage, Inc., for the purpose of providing mortgage loans to its homebuyers. Schuler Mortgage, Inc. plans to establish initial operations in Oregon and Washington.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.

                                                                    Three months ended              % Change in Dollar Amounts
                                                                         June 30,                               from
                                                                    1999          2000                      1999 to 2000
                                                                   ------        ------                     ------------
Home and lot sales
   Revenues                                                         100.0%        100.0%                         31.6%
   Costs                                                             77.0          79.4                          27.5
   Selling and commissions expense                                    5.8           6.4                          21.3
Land  sales
   Revenues                                                           ---           ---                          N/A
   Costs                                                              ---           ---                          N/A
                                                                    -----         -----

Total  revenues                                                     100.0%        100.0%                         31.6
General and administrative expense                                    5.2           4.9                          37.9
                                                                    -----         -----
Total costs and expenses                                             88.0          90.7                          27.6
                                                                    -----         -----

Operating income                                                     12.0           9.3                          70.4

Income from unconsolidated joint ventures                             0.2           0.2                          25.0

Minority interest in pretax income of consolidated subsidiary        (0.2)         (0.1)                        357.5
Other income (expense)                                               (1.8)         (1.1)                        103.8

Income before provision for income taxes                             10.2           8.3                          62.3
Provision for income taxes                                            3.9           3.2                          61.4
                                                                    -----         -----

    Net income                                                        6.3%          5.1%                         63.3
                                                                    =====         =====



                                                                      Six months ended              % Change in Dollar Amounts
                                                                          June 30,                              from
                                                                     1999          2000                     1999 to 2000
                                                                    ------        ------                    ------------
Home and lot sales
   Revenues                                                         100.0%        100.0%                         44.0%
   Costs                                                             78.1          79.0                          42.4
   Selling and commissions expense                                    5.8           6.4                          31.2
Land sales
   Revenues                                                         100.0%          ---                          N/A
   Costs                                                             67.0           ---                          N/A
                                                                    -----         -----
Total revenues                                                      100.0%        100.0%                         46.8

General and administrative expense                                    5.2           5.2                          45.7
                                                                    -----         -----
Total costs and expenses                                             88.8          90.6                          43.8
                                                                    -----         -----


Operating income                                                     11.2           9.4                          75.5


Income from unconsolidated joint ventures                             0.3           0.2                         221.4
Minority interest in pretax income of consolidated subsidiary        (0.2)         (0.1)                        198.3

Other income (expense)                                               (1.3)         (1.3)                         55.2
                                                                    -----         -----

Income before provision for income taxes                             10.0           8.2                          80.1

Provision for income taxes                                            3.8           3.2                          81.0
                                                                    -----         -----

    Net income                                                        6.2%          5.0%                         79.6
                                                                    =====         =====

REVENUES - HOME AND LOT SALES

         The Company's Revenues - Home and Lot Sales for the quarter ended June 30, 2000 were approximately $173.2 million as compared to approximately $131.6 million during the quarter ended June 30, 1999. This represents an increase of approximately $41.6 million or 31.6%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the second quarter of 2000 relative to the second quarter of 1999. The Company's average sales price per unit increased to $228,000 during the 2000 second quarter (including 12 sales that closed prior to April 1, 2000 under the Company's "zero-down" sales program, for which the second mortgages were sold during the 2000 second quarter), an increase from an average sales price per unit during the 1999 second quarter of $193,000.

         The Company's Revenues - Home and Lot Sales for the six months ended June 30, 2000 were approximately $327.7 million as compared to approximately $227.5 million during the six months ended June 30, 1999. This represents an increase of approximately $100.2 million or 44.0%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the first half of 2000 relative to the first half of 1999. The Company's average sales price per unit increased to $221,000 during the first six months of 2000, an increase from an average sales price per unit during the 1999 first six months of $191,000.

         The following table sets forth the number of sales closed during the three-month and six-month periods ended June 30, 2000 and 1999, which includes 100% of the sales closed at projects developed by the Company's joint ventures.

                                               Three months ended June 30,            Six months ended June 30,
                                                  2000            1999                2000                 1999
                                                  ----            ----                ----                 ----
    Consolidated:
      Colorado                                    430              360                853                  656
      Hawaii (1)                                  76               93                 164                  158
      Northern California                         73               60                 151                   83
      Oregon                                      70               98                 149                  158
      Washington (2)                              100              71                 155                  128
                                                  ----            ----               -----                -----
        Total Consolidated                        749              682               1,472                1,183
    Unconsolidated Joint Ventures:
      Colorado (3)                                11               20                  36                   20
      Hawaii (4)                                  17                4                  23                   11
      Southern California (5)                     35               --                  62                   --
                                                  ----            ----               -----                -----
    Total                                         812              706               1,593                1,214
                                                  ====            ====               =====                =====


(1) Excludes 12 and 11 sales that closed prior to April 1, 2000 and January 1, 1999, respectively, under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the 2000 second quarter and 1999 first quarter, respectively.

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

REVENUES - LAND SALES

         Revenues - Land Sales were $6.2 million during the first quarter of 2000, resulting from the sale of a land parcel in Northern California. There were no land sales during the second quarter of 2000. Generally, land sale revenues will fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land markets served by the Company and prevailing market conditions.

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

         Costs and Expenses - Home and Lot Sales increased from approximately $104.6 million during the quarter ended June 30, 1999 to approximately $133.3 million during the same period in 2000, representing an increase of approximately $28.7 million or 27.5%. This increase reflects a larger number of units closed and related increased revenue during the second quarter of 2000 relative to the second quarter of 1999. As a percentage of related revenues, Costs and Expenses - Home and Lot Sales decreased from 79.4% to 77.0%. This decrease is primarily attributable to higher margins realized in Colorado, Hawaii and Washington, offset by lower margins in Oregon resulting from the softening experienced in its market due to slowing job growth.

         Costs and Expenses - Home and Lot Sales increased from approximately $179.8 million during the six months ended June 30, 1999 to approximately $256.0 million during the same period in 2000, representing an increase of approximately $76.2 million or 42.4%. This increase reflects a larger number of units closed and related increased revenue during the first half of 2000 relative to the first half of 1999. As a percentage of revenues, Costs and Expenses - Home and Lot Sales decreased from 79.0% to 78.1%. This decrease is primarily attributable to the same factors described for the second quarter in the previous paragraph.

         Total interest incurred during the quarters ended June 30, 2000 and 1999 was approximately $4.8 million and $4.5 million, respectively. Of the amounts incurred, approximately $1.4 million and $657,000 was expensed currently (included in Other Expense), in the second quarters of 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. Interest capitalized to projects is expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $4.3 million and $4.4 million during the quarters ended June 30, 2000 and 1999, respectively.

         Average debt outstanding was approximately $237.9 million and $231.3 million during the second quarters of 2000 and 1999, respectively. The Company's average interest rate on its debt for the quarters ended June 30, 2000 and 1999 was approximately 8% and 7.8%, respectively. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized.

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

         Selling costs and commissions represented approximately 5.8% and 6.4% of revenues from home and lot sales during the quarters ended June 30, 2000 and 1999, respectively. Selling costs and commissions represented approximately 5.8% and 6.4% of Revenues - Home and Lot Sales during the six months ended June 30, 2000 and 1999, respectively. The reduction in selling and commission costs as a percentage of revenues is a result of selling costs and commissions increasing at a lesser rate than revenues.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

         General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of Costs and Expenses - Home and Lot Sales.

         General and Administrative Expenses increased by $2.5 million during the second quarter of 2000 as compared to the same period in 1999, primarily due to expansion at the Company's U. S. mainland divisions. As a percentage of sales, General and Administrative Expenses increased from 4.9% during the quarter ended June 30, 1999 to 5.2% during the quarter ended June 30, 2000. This increase is a result of General and Administrative Expenses incurred at the new Southern California and Arizona divisions, where home deliveries have not yet commenced.

         General and Administrative Expenses increased by $5.4 million or 45.7% during the first half of 2000 as compared to the same period in 1999. As a percentage of sales, General and Administrative Expense was 5.2% during both the first half of 2000 and the first half of 1999.

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

OTHER INCOME (EXPENSE)

         Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; reduced by (iv) interest income. The increase in Other Income (Expense) from the second quarter and first half of 1999 to the second quarter and first half of 2000, is primarily due to the following: (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October, 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division. In addition, Other Income (Expense) increased due to a higher amount of interest expensed rather than capitalized at the Oregon division, resulting from a decrease in the amount of inventory under construction due to the current softness in the Oregon real estate market conditions.

PROVISION FOR INCOME TAXES

         The Company's effective income tax rate for the second quarters of 2000 and 1999 was approximately 38.3% and 38.5%, respectively.

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

         To varying degrees, certain permits and approvals are required to complete the residential developments in progress or currently being planned by the Company. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application.

         The Company may be subject to additional costs, delays or may be precluded entirely from developing its projects because of government regulations and legislative initiatives that could be imposed in the future due to growth control initiatives or unforeseen health, safety, welfare, archeological or environmental concerns. For example, currently proposed ballot initiatives in Arizona and Colorado would, with a few exceptions, prohibit any future subdivision or development of land outside of designated "growth areas." The initiatives also would restrict the locations where growth areas would be permitted. These initiatives, if passed, could have a significant adverse impact on the Company's operations. The Company is closely monitoring these initiatives.

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

         The following table sets forth the Company's backlog for both homes and residential lots at June 30, 2000 and 1999, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.

                                                   June 30, 2000                       June 30, 1999
                                                   -------------                       -------------
                                                               Aggregate                           Aggregate
                                               Number         Sales Value          Number         Sales Value
                                               ------         -----------          ------         -----------
       Consolidated:
         Colorado                                 551        $ 114,437,000            566        $ 101,660,000
         Hawaii                                    73           21,997,000             87           23,890,000
         Northern California                      129           37,995,000             94           22,818,000
         Oregon                                    73           10,245,000            100           16,285,000
         Southern California                        9            1,174,000             --                   --
         Washington                               119           35,115,000             74           20,698,000
                                                -----        -------------            ---        -------------
            Total Consolidated                    954          220,963,000            921          185,351,000

       Unconsolidated Joint Ventures:

         Colorado                                 ---                  ---             54            9,372,000
         Hawaii                                    26            2,874,000              4              432,000
         Southern California                       20            7,606,000            ---                  ---
                                                -----        -------------            ---        -------------
            Total                               1,000        $ 231,443,000            979        $ 195,155,000
                                                =====        =============            ===        =============

         The average sales prices of the homes and lots comprising backlog for consolidated projects at June 30, 2000 and 1999 were $232,000 and $201,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings.

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

LINES OF CREDIT AND NOTES PAYABLE

         On October 1, 1999, the Company increased its Revolving Credit Facility with a consortium of banks from $120.0 million to $170.0 million. The Company has a one-time option to reduce the amount of the facility by up to $30.0 million on an irrevocable basis, provided the facility has remained at $170.0 million for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants, and also contains provisions, which may, in certain circumstances, limit the amount the Company may borrow. At July 31, 2000, and June 30, 2000, the Company had bank notes payable of approximately $85.0 million and $70.0 million, respectively.

COMMITMENTS

         At July 31, 2000, the Company has commitments to purchase parcels of land for approximately $1.6 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels during 2000. However, no assurances can be given that these purchases will be completed.

         In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10 million of its outstanding common stock through August 30, 1999 (subsequently extended through December 31, 2000). As of June 30, 2000, the Company has repurchased 525,700 shares under the program at a total cost of $3.7 million.

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

                               SCHULER HOMES, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In April 1996, the Company was served with a purported class action complaint by owners of units and the Association of Owners of Fairway Village at Waikele alleging, among other things, material construction defects and deficiencies, misrepresentations regarding the cost of insurance and breach of a covenant of good faith and fair dealing. Following the Courts' denial of a class certification request, a second action involving other homeowners at Fairway Village advancing the same claims was initiated. While the Company believed the claims to be largely without merit, during April 1999, a settlement agreement was entered into by the Company, third party defendants, insurance carriers and all of the plaintiffs in both lawsuits, except for the owners of three units. The owners of two of the three units subsequently settled in late 1999, bringing an end to the initial suit. The one remaining plaintiff in the second action settled in April 2000. The settlement amounts incurred by the Company are not material to its financial condition. Remediation for the certain units called for under the settlement agreements has been substantially completed. The cost of such work was not material to the Company's financial condition.

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

Items 2 and 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      The Company held an Annual Meeting of Stockholders on May 22, 2000.

(b) At the Annual Meeting of Stockholders, the following matters were voted upon:

         (1)  Election of Directors For a three-year term ending 2003:

                                       Pamela S. Jones          Martin T. Hart
                                       ---------------          --------------
              Affirmative votes:            18,386,762              18,386,562
              Withhold authority:               70,830                  71,030

              Continuing Directors:
              James K. Schuler
              Michael T. Jones
              Bert T. Kobayashi, Jr.
              Thomas A. Bevilacqua

         (2)  A proposal to adopt the 2000 Incentive Bonus Plan.

              Affirmative votes:                 17,409,376
              Negative votes:                        74,518
              Abstain:                                1,900
              Broker non-vote:                      971,798

         (3) A proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal year 2000.

              Affirmative votes:                 18,441,842
              Negative votes:                        12,200
              Abstain:                                3,550

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)Exhibits.

         Exhibit
         Number            Document Description
         ------            --------------------
         10.1              Schuler Homes, Inc. Deferred Compensation Plan for
                           Directors and Key Employees, effective July 1, 2000, dated June 1, 2000, and related Trust Agreement, dated June 8, 2000.

         27                Financial Data Schedule.

         (b)Reports on Form 8-K. There were no reports on Form 8-K for the quarter ended June 30, 2000.

                               SCHULER HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     SCHULER HOMES, INC.

Date:  August 11, 2000               By:  /s/ James K. Schuler
                                        ---------------------------------------
                                        James K. Schuler
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (principal executive officer)

Date:  August 11, 2000               By:  /s/ Pamela S. Jones
                                        ---------------------------------------
                                        Pamela S. Jones
                                        Senior Vice President of Finance,
                                        Chief Financial Officer and
                                        Director (principal financial officer)

Date:  August 11, 2000               By:  /s/ Douglas M. Tonokawa
                                        --------------------------------
                                        Douglas M. Tonokawa
                                        Vice President of Finance,
                                        Chief Accounting Officer
                                        (principal accounting officer)