Form 10-Q
period 2000-09-30
SCHULER HOMES INC
filed 2000-11-14
CIK 883705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                       ----------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

     YES |X|      NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
             CLASS OF COMMON STOCK                       OCTOBER 31, 2000
             ---------------------                      ------------------
         Common Stock, $.01 par value                       20,123,909


--------------------------------------------------------------------------------

                               SCHULER HOMES, INC.

                                      INDEX

PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Independent Accountants' Review Report.................................................................3

                        Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.................................4

                        Consolidated Statements of Operations - Three and nine months ended September
                              30, 2000 and 1999................................................................................5

                        Consolidated Statements of Cash Flows - Nine months ended September 30,
                              2000 and 1999....................................................................................6

                        Notes to Consolidated Financial Statements.............................................................7

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results
                              of Operations...................................................................................11

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk............................................19

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings.....................................................................................20

Item 6.                 Exhibits and Reports on Form 8-K......................................................................20

SIGNATURES....................................................................................................................21

EXHIBIT INDEX.................................................................................................................22


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of September 30, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                ERNST & YOUNG LLP


Honolulu, Hawaii
November 13, 2000

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                             SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                             ------------------    -----------------
                                                                                                 (unaudited)
ASSETS

Cash and cash equivalents (restricted-Note 1) .............................................     $   3,206,000      $   6,673,000
Real estate inventories (Note 2) ..........................................................       458,998,000        436,305,000
Investments in unconsolidated joint ventures ..............................................        11,250,000          8,346,000
Deferred income taxes .....................................................................        15,963,000          2,362,000
Intangibles, net (Note3)...................................................................        13,810,000         15,506,000
Other assets (Note3) ......................................................................        24,731,000         21,274,000
                                                                                                -------------      -------------
Total assets ..............................................................................     $ 527,958,000      $ 490,466,000
                                                                                                =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable..........................................................................      $  38,025,000      $  31,819,000
Accrued expenses...........................................................................        22,879,000         19,041,000
Notes payable to banks (Note 4) ...........................................................        86,575,000         78,183,000
Notes payable to others (Note 2) ..........................................................        10,603,000          2,409,000
9% senior notes due 2008 .................................................................         98,791,000         98,671,000
6-1/2% convertible subordinated debentures due 2003 .......................................        57,500,000         57,500,000
                                                                                                -------------      -------------
Total liabilities ........................................................................        314,373,000        287,623,000

Commitments and contingencies (Notes 4 and 5)

Minority interest in consolidated subsidiary ..............................................         2,472,000          1,695,000

Stockholders' equity (Note 6):
  Common stock, $.01 par value; 30,000,000 shares authorized;
   21,423,609 and 21,371,825 shares issued at September 30, 2000 and December 31,
   1999, respectively ....................................................................            214,000            214,000
  Additional paid-in capital ..............................................................        96,304,000         96,038,000
  Retained earnings........................................................................       123,312,000        113,482,000
  Treasury stock, at cost; 1,299,700 and 1,278,400 shares at September
    30, 2000 and December 31, 1999, respectively .........................................         (8,717,000)        (8,586,000)
                                                                                                -------------      -------------
Total stockholders' equity ...............................................................        211,113,000        201,148,000
                                                                                                -------------      -------------
Total liabilities and stockholders' equity ...............................................      $ 527,958,000      $ 490,466,000
                                                                                                =============      =============

                             See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------     -------------------------------
                                                                  2000              1999              2000             1999
                                                                  ----              ----              ----             ----
                                                                       (unaudited)                         (unaudited)

Revenues:
    Home and lot sales ..................................    $ 160,363,000     $ 128,335,000     $ 488,079,000     $ 355,851,000
    Land sales ..........................................              ---               ---         6,204,000               ---
                                                             -------------     -------------     -------------     -------------
       Total revenues ...................................      160,363,000       128,335,000       494,283,000       355,851,000

Costs and expenses:
    Home and lot sales ..................................      120,621,000       102,642,000       376,604,000       282,436,000
    Land sales ..........................................              ---               ---         4,155,000               ---
    Selling and commissions .............................       10,205,000         8,101,000        29,265,000        22,623,000
    General and administrative ..........................        8,959,000         6,505,000        26,291,000        18,400,000
                                                             -------------     -------------     -------------     -------------
       Total costs and expenses .........................      139,785,000       117,248,000       436,315,000       323,459,000

Non-cash charge for impairment of long- .................
       lived assets (Note2) .............................       36,398,000               ---        36,398,000               ---
                                                             -------------     -------------     -------------     -------------
Operating income (loss) .................................      (15,820,000)       11,087,000        21,570,000        32,392,000

      Income (loss) from unconsolidated joint
         ventures .......................................          (14,000)          556,000         1,069,000           893,000
Minority interest in pretax income of
      consolidated subsidiary ...........................         (261,000)          (99,000)         (777,000)         (272,000)
Other income (expense) (Notes 3 and 4) ..................       (1,701,000)         (625,000)       (6,151,000)       (3,492,000)
                                                             -------------     -------------     -------------     -------------
   Income (loss) before provision (credit) for
     taxes income........................................      (17,796,000)       10,919,000        15,711,000        29,521,000
Provision (credit) for income taxes (Note 7) ............       (7,034,000)        4,224,000         5,881,000        11,360,000
                                                             -------------     -------------     -------------     -------------
Net income (loss) .......................................    $ (10,762,000)    $   6,695,000     $   9,830,000     $  18,161,000
                                                             =============     =============     =============     =============
Net income (loss) per share (Note 8):
Basic ...................................................    $       (0.54)    $        0.34     $         0.49    $        0.91
                                                             =============     =============     =============     =============
Diluted .................................................    $       (0.54)    $        0.33     $         0.49    $        0.91
                                                             =============     =============     =============     =============


                             See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                               ----              ----
                                                                                                     (unaudited)
                                                                                                     -----------
OPERATING ACTIVITIES:
Net income ............................................................................    $   9,830,000     $  18,161,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense ............................................        5,529,000         3,366,000
     Income distribution received from unconsolidated joint ventures in excess of income recognized (income from unconsolidated joint ventures recognized
        in excess of income distribution received).....................................          986,000          (424,000)
     Change in principal balance of notes receivable ..................................          720,000           735,000
     Forgiveness of note receivable ...................................................          480,000               ---
     Minority interests ...............................................................          777,000           272,000
     Non-cash charge for impairment of long-lived assets...............................       36,398,000               ---
Changes in assets and liabilities, net of effects of purchase of additional 40%
  interest in Stafford Homes:
   (Increase) decrease in real estate inventories .....................................      (52,745,000)      (56,093,000)
   (Increase) decrease in other assets ................................................       (4,192,000)       (2,327,000)
   Increase (decrease) in accounts payable ............................................        6,206,000         9,257,000
   Increase (decrease) in accrued expenses ............................................        3,953,000         4,078,000
   Change in deferred income taxes ....................................................      (13,601,000)        1,144,000
                                                                                           -------------     -------------
       Net cash provided by (used in) operating activities ............................       (5,659,000)      (21,831,000)

INVESTING ACTIVITIES:
Purchase of additional 40% interest in Stafford Homes, net of cash acquired ...........              ---        (4,227,000)
Acquisition of certain assets of Keys Homes ...........................................              ---        (1,000,000)
Investment in unconsolidated joint ventures ...........................................       (3,769,000)       (2,185,000)
Advances to unconsolidated joint ventures .............................................       (1,813,000)         (517,000)
Repayment of advances to unconsolidated joint ventures ................................        1,211,000           975,000
Capital distributions from unconsolidated joint ventures ..............................          481,000         1,713,000
Purchase of furniture, fixtures, and equipment ........................................       (1,791,000)       (1,004,000)
                                                                                           -------------     -------------
       Net cash provided by (used in) investing activities ............................       (5,681,000)       (6,245,000)

FINANCING ACTIVITIES:
Proceeds from bank borrowings .........................................................      213,214,000       240,373,000
Principal payments on bank borrowings .................................................     (204,822,000)     (172,462,000)
Principal payments on notes payables to others ........................................       (1,395,000)         (729,000)
Refinancing of Stafford Homes' debt ...................................................              ---       (29,378,000)
Advance to affiliate (Note 3) .........................................................              ---        (5,810,000)
Repayment of advances to affiliates (Note 3) ..........................................          621,000           255,000
Net decrease in discount on issuance of senior notes ..................................          120,000           119,000
Proceeds from issuance of common stock from exercise of stock options .................              ---            64,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan .............          266,000           348,000
Reacquisition of the Company's common stock ...........................................         (131,000)       (2,969,000)
                                                                                           -------------     -------------
        Net cash provided by (used in) financing activities ...........................        7,873,000        29,811,000
                                                                                           -------------     -------------

Increase (decrease) in cash ...........................................................       (3,467,000)        1,735,000
Cash and cash equivalents (restricted) at beginning of period .........................        6,673,000         4,915,000
                                                                                           -------------     -------------
Cash and cash equivalents (restricted) at end of period ...............................    $   3,206,000     $   6,650,000
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

     Included in Cash and Cash Equivalents at September 30, 2000 is a restricted amount of $1,059,000, which primarily represents a collection allowance resulting from the sale of second mortgage notes and accounts restricted for certain development costs.

2.   Real Estate Inventories

     Inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated. In contemplation of the pending transaction to combine the business of the group of privately-held partnerships and limited liability companies known as Western Pacific Housing (WPH) with the Company's business, the Company plans to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36,398,000 ($22,198,000 after-tax) during the quarter ended September 30, 2000, which resulted in reported operating and net losses for the quarter. See Note 9.

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

     Real estate inventories at September 30, 2000 consist of the following:

       Unimproved land held for future development..................     $  38,419,000
       Development projects in progress.............................       392,002,000
       Completed inventory (including lots held for sale)...........        28,577,000
                                                                         -------------
                                                                         $ 458,998,000
                                                                         =============

     Completed inventory includes residential units which are substantially ready for occupancy.

     During the nine months ended September 30, 2000, the purchase price for certain of the land parcels purchased by the Company included notes payable to land sellers in the aggregate amount of $9,590,000.

3.   Related Party Transactions

     During the prior quarter ended June 30, 2000, $1,443,000 of Other Income (Expense) represented (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division. During the quarter ended September 30, 2000, the remaining note receivable balance of approximately $351,000 was repaid to the Company.

     In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the Company issued 400,000 shares of its common stock to the owners of the seller, who became officers of the new divisions. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which balance at September 30, 2000 was $4,406,000 and is included in Other Assets. The loan is due on December 31, 2004 and bears interest at 7% per annum. Accrued interest receivable relating to the loan was approximately $258,000 at September 30, 2000.

     As a part of the Company's July 1999 asset acquisition, officers in the new divisions who formerly owned the acquired assets received membership interests in SRHI, LLC, which provide them with an interest in the profits of the new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. SRHI, LLC is an affiliate of the Company. Upon consummation of the pending transaction with WPH, the Company will purchase the SRHI, LLC membership interests from the former owners of the acquired assets for $9,000,000, payable as follows: $2,500,000 upon the later of the consummation of the pending transaction or January 1, 2001, $2,000,000 on the one-year anniversary of the consummation of the pending transaction, and a note for $4,500,000 that matures four years after the consummation of the pending transaction and that bears interest at 7% per annum. See Note 9.

4.   Notes Payable to Banks

     The Company has a Revolving Credit Facility with a consortium of banks in the amount of $170,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of September 30, 2000, the Company met such financial ratios and covenants.

     The Company entered into two interest rate swaps. One swap requires the Company to pay a fixed rate of 5.75% on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR resets at or above 7%, the swap reverses for that payment period and no interest payments are exchanged. The second swap, which became effective on August 9, 1999, requires the Company to pay interest at a floating one month LIBOR on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid is recognized during the period as an adjustment to interest incurred. In October 2000, both swaps were canceled at a cost of approximately $18,000.

     Notes Payable to Banks at September 30, 2000 consist of borrowings under its credit facilities. At September 30, 2000, the Company's bank borrowings were at interest rates of prime (9.5%) and LIBOR plus 1.5% (8.1%). At September 30, 2000, $83,425,000 of the Company's line of credit is unused, of which $7,555,000 is restricted for outstanding but unused letters of credit.

     The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $3,632,000 during the quarter ended September 30, 2000. Interest incurred during the quarter ended September 30, 2000 was approximately $5,086,000. All of such interest was capitalized to real estate inventories except for $1,378,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of sales during the quarter ended September 30, 2000 totaled $4,026,000.

5.   Commitments and Contingencies

     At September 30, 2000, the Company had under contract to purchase for approximately $1,600,000, land for residential development.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

6.   Stockholders' Equity

     On August 31, 2000, 22,963 shares of common stock were issued pursuant to the Company's Employee Stock Purchase Plan.

     In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock. As of September 30, 2000, the Company had repurchased 525,700 shares under the program at a total cost of $3,718,000. The program, which the Company intended to continue until December 31, 2000, has been suspended due to the pending transaction with WPH. See Note 9.

7.   Income Taxes

     During the three months ended September 30, 2000, the Company made income tax payments, net of refunds, of $5,934,000.

8.   Net Income Per Share

     Basic net income per share for the quarter and nine months ended September 30, 2000 were computed using the weighted average number of common shares outstanding during the periods of 20,108,434 and 20,102,329, respectively. Basic net income per share for the quarter and nine months ended September 30, 1999 were computed using the weighted average number of common shares outstanding during the periods of 19,968,925 and 19,967,688, respectively.

     Diluted net income per share for the three-month period ended September 30, 1999 was computed by adding to net income the interest expense of $842,000 (net of related income taxes), which is applicable to convertible subordinated debentures, and dividing by 22,602,915, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the quarter and nine months ended September 30, 2000 and the nine months ended September 30, 1999, resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share for these periods is also presented as the diluted net income per share.

9.   Transaction with Western Pacific Housing

     On September 12, 2000, the Company and the owners of the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing (WPH) signed an agreement providing for a reorganization in which the businesses and operations of the Company and WPH will be combined. Following a series of transactions provided for in this agreement, a new company to be named "Schuler Homes, Inc." will acquire all of the common stock of the Company and the ownership interests in WPH as well as their businesses and operations. Existing stockholders of the Company will exchange their shares of the Company's stock for Class A common stock of this new company on a 1-for-1 basis. The owners of WPH will exchange their interests in WPH for (and a lender of WPH will receive) shares of Class B common stock of this new company equal in an aggregate amount to the shares of Class A common stock issued to the Company's stockholders in the reorganization.

     The holders of the Class A common stock initially will be entitled to elect five of the nine directors of the new company. The holders of the Class B common stock will be entitled to elect the remaining directors. In addition, the holders of each of these classes of common stock will vote separately as a class to approve some extraordinary transactions and some amendments of the new company's certificate of incorporation. On most other matters, holders of Class A common stock will have one vote per share and holders of Class B common stock will have one-half vote per share. The Class B common stock will automatically convert into Class A common stock (on a 1-for-1 basis) if, among other things, it is transferred to anyone other than a beneficial owner of the Class B common stock as of the date the reorganization is completed.

     The reorganization is structured to be tax-free to the Company's existing stockholders and is expected to close in early 2001 following the receipt of required stockholder approval and satisfaction of customary closing conditions. For accounting purposes, the Company expects to treat the reorganization as a purchase of WPH. Under this method, the WPH assets acquired and liabilities assumed will be recorded at their fair market value when the reorganization is completed.

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

     For the quarter ended September 30, 2000, revenues were $160.4 million compared to revenues of $128.3 million during the third quarter last year. Operating income and net income during the third quarter of 2000, before the non-cash charge for impairment of long-lived assets discussed below, were $20.6 million and $11.4 million ($0.53 per share-diluted), respectively, representing increases of 85.6% and 70.8%, respectively, over operating income of $11.1 million and net income of $6.7 million during the third quarter of last year. These results reflect the 2000 third quarter operating margin of 12.8%, a significant improvement over last year's third quarter operating margin of 8.6%. The expansion of the Company's operating margin is primarily due to sales price increases in the Company's Colorado and Northern California divisions, as well as higher gross margins in the Company's Hawaii and Washington divisions. After giving effect to the non-cash charge for impairment of long-lived assets discussed below, the Company had operating and net losses of $15.8 million and $10.8 million for the quarter ended September 30, 2000.

     For the nine months ended September 30, 2000, revenues were $494.3 million compared to revenues of $355.9 million during the same period last year. Operating income and net income during the nine months ended September 30, 2000, before the non-cash charge for impairment of long-lived assets discussed below, were $58.0 million and $32.0 million, respectively, representing increases of 79.0% and 76.4%, respectively, over operating income of $32.4 million and net income of $18.2 million during the first nine months of 1999. After giving effect to the non-cash charge for impairment of long-lived assets discussed below, the Company had operating and net income of $21.6 million and $9.8 million, respectively, for the nine months ended September 30, 2000.

     On September 12, 2000, the Company signed an agreement with the owners of the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing (WPH) to combine the business of WPH with the Company, effectively doubling the size of the Company. WPH is the sixth largest homebuilder in California and has a strong market presence in major population centers of Northern and Southern California. The Company believes the transaction with WPH will create a well-diversified homebuilder focused on the Western United States that will rank among the top 15 homebuilders in the United States and among the leaders in several markets - 6th in the robust California market, and in the top 3 in Colorado, Hawaii, Washington and Oregon, with a growing presence in Arizona. See Note 9 to the unaudited interim financial statements of the Company set forth under Item 1 above.

     In contemplation of the transaction with WPH, the Company plans to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36.4 million ($22.2 million after-tax) during the quarter ended September 30, 2000, which resulted in reported operating and net losses for the quarter.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by selected financial data.

                                                             Three months ended
                                                                September 30,
                                                              2000       1999
                                                              -----      ----
Total  revenues                                               100.0 %    100.0 %

Costs and expenses:
      Home, lot and land sales                                 75.2       80.0
      Selling and commissions expense                           6.4        6.3
     General and administrative expense                         5.6        5.1
                                                               ----       ----
Total costs and expenses                                       87.2       91.4
                                                               ----       ----
Operating income before non-cash charge for impairment
    of long-lived assets(1)                                    12.8 %      8.6 %
                                                               ====       ====

                                                              Nine months ended
                                                                September 30,
                                                               2000       1999
                                                              -----      ----
Total  revenues                                               100.0 %    100.0 %

Costs and expenses:
      Home, lot and land sales                                 77.0       79.4
      Selling and commissions expense                           5.9        6.3
      General and administrative expense                        5.3        5.2
                                                               ----       ----
Total costs and expenses                                       88.3       90.9
                                                               ----       ----
Operating income before non-cash charge for impairment
    of long-lived assets(1)                                    11.7 %      9.1 %
                                                               ====       ====

(1) Represents operating income before the non-cash charge for impairment of long-lived assets as a percentage of revenues. During the quarter ended September 30, 2000, the Company recognized a non-cash charge for impairment of long-lived assets of approximately $36.4 million ($22.2 million after tax), resulting in reported operating and net losses for the quarter of $15.8 million and $10.8 million, respectively. Operating income, exclusive of the non-cash charge, was $20.6 million and $58.0 million for the three months and nine months ended September 30, 2000, respectively.


TOTAL REVENUES

     The Company's Total Revenues for the quarter ended September 30, 2000 were approximately $160.4 million as compared to approximately $128.3 million during the quarter ended September 30, 1999. This represents an increase of approximately $32.0 million or 25.0%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the third quarter of 2000 relative to the third quarter of 1999. The Company's average sales price per unit increased to $226,000 during the 2000 third quarter from an average sales price per unit during the third quarter of 1999 of $202,000.

     The Company's Total Revenues for the nine months ended September 30, 2000 were approximately $494.3 million as compared to approximately $355.9 million during the nine months ended September 30, 1999. This represents an increase of approximately $138.4 million or 38.9%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices in the first nine months of 2000 relative to the first nine months of 1999. The Company's average sales price per unit increased to $224,000 during the first nine months of 2000 from an average sales price per unit during the first nine months of 1999 of $194,000.

     The following table sets forth the number of sales closed during the three-month and nine-month periods ended September 30, 2000 and 1999, which includes 100% of the sales closed at projects developed by the Company's joint ventures.

                                          Three months ended September 30,         Nine months ended September 30,
                                              2000                1999                2000                   1999
                                              ----                ----                ----                   ----
Consolidated:
  Colorado                                     388                 339               1,241                    995
  Hawaii                                        68                  71                 232(1)                 229(1)
  Northern California                           88                  76                 239                    159
  Oregon                                        71                  85                 220                    243
  Southern California                            2                 ---                   2                    ---
  Washington (2)                                92                  71                 247                    199
                                               ---                 ---               -----                  -----
      Total Consolidated                       709                 642               2,181                  1,825

Unconsolidated Joint Ventures:
  Colorado (3)                                 ---                  36                  36                     56
  Hawaii (4)                                     9                   5                  32                     16
  Southern California (5)                       14                   9                  76                      9
                                               ---                 ---               -----                  -----
Total                                          732                 692               2,325                  1,906
                                               ===                 ===               =====                  =====


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

     Revenues from land sales were $6.2 million during the first quarter of 2000, resulting from the sale of a land parcel in Northern California. There were no land sales during the second or third quarter of 2000. Generally, land sale revenues will fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land markets served by the Company and prevailing market conditions.

COSTS AND EXPENSES - HOME, LOT AND LAND SALES

     Costs and Expenses - Home, Lot and Land Sales represents the acquisition, development and construction costs attributable to home, lot and land sales closed. Acquisition, development and construction costs include primarily land acquisition costs, site work and land development costs, construction material and labor costs, engineering and architectural costs, loan fees, interest, and other direct and indirect costs attributable to development, project management and construction activities.

     Costs and Expenses - Home, Lot and Land Sales increased from approximately $102.6 million during the quarter ended September 30, 1999 to approximately $120.6 million during the same period in 2000, representing an increase of approximately $18.0 million or 17.5%. This increase reflects a larger number of units closed and related increased revenue during the third quarter of 2000 relative to the third quarter of 1999. As a percentage of related revenues, Costs and Expenses - Home, Lot and Land Sales decreased from 80.0% in the third quarter of 1999 to 75.2% in the 2000 third quarter. This decrease is primarily attributable to higher margins realized in Northern California, Colorado, Hawaii and Washington. Sales price increases in the Company's Colorado and Northern California markets were the main contributors to this margin expansion. Average sales prices of homes closed in Colorado increased from approximately $181,000 during the third quarter of 1999 to $208,000 during the third quarter of 2000. In Northern California, the average sales price increased from $255,000 to $327,000 during the same periods. While some of the sales price increases are the result of a different mix of homes closed, much of it is due to market strength.

     Costs and Expenses - Home, Lot and Land Sales increased from approximately $282.4 million during the nine months ended September 30, 1999 to approximately $380.8 million during the same period in 2000, representing an increase of approximately $98.3 million or 34.8%. This increase reflects a larger number of units closed and related increased revenue during the first nine months of 2000 relative to the first nine months of 1999. As a percentage of revenues, Costs and Expenses - Home, Lot and Land Sales decreased from 79.4% to 77.0%. Increased sales prices in many of the Company's mainland markets, coupled with the closings of home sales in projects in which land costs were lower than the cost at which land can be purchased today, positively impacted the Company's profit margins during the third quarter and first nine months of 2000. The Company believes that since there can be no assurance that it will be able to raise sales prices in the future at the same rate as increases in land and construction costs, profit margins in the future will likely be lower than those achieved in the third quarter of 2000.

       Total interest incurred during the quarters ended September 30, 2000 and 1999 was approximately $5.1 million and $4.8 million, respectively. Of the amounts incurred, approximately $1.4 million and $372,000 was expensed currently (included in Other Expense), in the third quarters of 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. Interest capitalized to projects is expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $4.0 million and $4.5 million during the quarters ended September 30, 2000 and 1999, respectively.

       Total interest incurred during the nine months ended September 30, 2000 and 1999 was approximately $14.8 million and $13.6 million, respectively. Of the amounts incurred, approximately $3.9 million and $2.0 million was expensed currently (included in Other Expense), in the nine months ended September 30, 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $12.3 million and $11.9 million during the nine months ended September 30, 2000 and 1999, respectively.

     Average debt outstanding was approximately $254.9 million and $244.7 million during the third quarters of 2000 and 1999, respectively. The Company's average interest rate on its debt for the quarters ended September 30, 2000 and 1999 was approximately 7.9% and 7.8%, respectively. Average debt outstanding was approximately $247.9 million and $235.1 million during the nine months ended September 30, 2000 and 1999, respectively. The Company's average interest rate on its debt for the nine months ended September 30, 2000 and 1999 was approximately 7.9% and 7.8%, respectively. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

     Selling and commissions expense represents the selling and marketing costs associated with the sale of homes. Such costs include commissions, sales incentives offered to buyers, advertising costs, model and sales office costs and other general sales and marketing costs.

     Selling costs and commissions represented approximately 6.4% and 6.3% of revenues from home and lot sales during the quarters ended September 30, 2000 and 1999, respectively. Selling costs and commissions represented approximately 5.9% and 6.3% of Total Revenues during the nine months ended September 30, 2000 and 1999, respectively.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of Costs and Expenses - Home and Lot Sales.

     General and Administrative Expenses increased by $2.5 million or 37.7% during the third quarter of 2000 as compared to the same period in 1999, primarily due to expansion at the Company's U. S. mainland divisions. As a percentage of sales, General and Administrative Expenses increased from 5.1% during the quarter ended September 30, 1999 to 5.6% during the quarter ended September 30, 2000. This increase is a result of General and Administrative Expenses incurred at the new Southern California and Arizona divisions, where only two home sales had closed as of September 30, 2000. In addition, the increase includes the accrual of incentive bonuses, which reward employees for higher profit margins and higher returns on investment.

     General and Administrative Expenses increased by $7.9 million or 42.9% during the first nine months of 2000 as compared to the same period in 1999. As a percentage of sales, General and Administrative Expense was 5.3% and 5.2% during the first nine months of 2000 and the first nine months of 1999, respectively.

NON-CASH CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS

     In contemplation of the pending transaction with WPH, the Company plans to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36.4 million ($22.2 million after-tax) during the quarter ended September 30, 2000, which resulted in reported operating and net losses for the quarter.

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES

     Income (Loss) from Unconsolidated Joint Ventures represents (i) the Company's 50% interest in the operations of two joint ventures in Hawaii,
(ii) beginning in the second quarter of 1999, the Company's 50% interest in its joint venture in Colorado and (iii) beginning in the third quarter of 1999, the Company's 24.5% to 49% interest in joint ventures in Southern California. During the quarter ended September 30, 2000, 23 home sales closed at less profitable Hawaii and Southern California joint venture projects. In addition, the more profitable Colorado joint venture project had completely sold and closed all of its homes prior to the beginning of the 2000 third quarter. The income from the Company's joint venture projects was insufficient to cover the amortization of certain prepaid costs recorded on the Company's books. As a result, income from unconsolidated joint ventures declined from income of $556,000 in the third quarter of 1999 to a loss of $14,000 in the third quarter of 2000.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

     Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of Stafford not owned by the Company.

OTHER INCOME (EXPENSE)

     Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; reduced by (iv) interest income. In addition, the increase in Other Expense from the third quarter and first nine months of 1999 to the third quarter and first nine months of 2000 is due to a higher amount of interest expensed rather than capitalized at the Oregon division, resulting from a decrease in the amount of inventory under construction due to the current softness in the Oregon real estate market conditions and also due to the following, which occurred during the quarter ended June 30, 2000: (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October, 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division.

PROVISION (CREDIT)  FOR INCOME TAXES

     The Company's effective income tax rate for the third quarters of 2000 and 1999 was approximately 39.5% and 38.7%, respectively. The Company's effective income tax rate for the nine months ended September 30, 2000 and 1999 was approximately 37.4% and 38.5%, respectively.

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

     The following table sets forth the Company's backlog for both homes and residential lots at September 30, 2000 and 1999, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.

                                              SEPTEMBER 30, 2000                    SEPTEMBER 30, 1999
                                              ------------------                    ------------------
                                                          Aggregate                              Aggregate
                                            Number       Sales Value              Number        Sales Value
                                            ------       -----------              ------        -----------
Consolidated:
  Colorado                                    474       $  99,586,000                621       $ 114,218,000
  Hawaii                                       88          26,491,000                 97          26,955,000
  Northern California                         164          47,592,000                114          30,280,000
  Oregon                                       54          10,008,000                 66          12,763,000
  Southern California                          56          14,535,000                 --                  --
  Washington                                  104          34,985,000                 77          21,662,000
                                              ---       -------------                 --       -------------
     Total Consolidated                       940         233,197,000                975         205,878,000

Unconsolidated Joint Ventures:
  Colorado                                     --                  --                 41           7,156,000
  Hawaii                                       21           2,595,000                  6             820,000
  Southern California                          15           5,962,000                 10           3,063,000
                                              ---       -------------                 --       -------------
      Total                                   976       $ 241,754,000              1,032       $ 216,917,000
                                              ===       =============              =====       =============

     The average sales prices of the homes and lots comprising backlog for consolidated projects at September 30, 2000 and 1999 were $248,000 and $211,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. The higher average sales price at September 30, 2000 compared to September 30, 1999 is primarily attributable to increased sales prices in the Company's mainland U.S. divisions due to strong mainland U.S. housing markets and a different mix of homes sold.

     At September 30, 2000, the Company's Colorado division's backlog was 474 units, as compared to 621 units at September 30, 1999. In Colorado, the Company completely sold out of a number of its projects in the first half of 2000 as a result of the strong rate of orders experienced earlier in the year. As of September 30, 2000, the Colorado division was offering homes for sale from 9 active communities as compared to 13 a year ago. The Company has raised its sales prices in Colorado to slow orders to match its construction pace and is developing a number of new sites to increase the number of active communities over the next year in this division from 9 to approximately 15 a year from now. At September 30, 2000, the Company's Colorado division had approximately 6,450 lots that it either owned or controlled under option contracts.

VARIABILITY OF RESULTS; OTHER FACTORS

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income. There are a number of factors which could cause the Company's operating results to vary from quarter to quarter. They include the following:

-    timing of home closings

-    the timing of, and profit from, land sales

- when the Company receives regulatory approvals to begin development of land or building homes in particular communities

-    the timing and completion of necessary public infrastructure

-    the timing of utility hookups

-    promotional pricing by competitors

-    when the Company opens new residential communities for sales

-    oversupply of homes

     The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, the Company's financial results will vary from development to development, and from fiscal quarter to fiscal quarter.

     As a homebuilder, the Company is subject to numerous risks, many of which are beyond its control, including:

- Adverse weather conditions, such as droughts, floods, earthquakes, wildfires or other natural disasters, which could damage the Company's projects, cause delays in completion of its projects or reduce consumer demand for its projects

- Shortages in labor or materials that could delay completion of the Company's projects and increase the prices it pays for labor or materials, thereby affecting its sales and profitability

- An oversupply of alternatives to new homes, such as rental properties and used homes, could occur and could depress prices and reduce margins for the sale of new homes.

- Landslides, soil subsidence, earthquakes and other geologic events could occur that could damage the Company's projects, cause delays in the completion of its projects or reduce consumer demand for its projects. Many of the Company's projects are located in California, which has experienced significant earthquake activity, including the 1994 earthquake in Northridge, California. Losses associated with these events may not be insurable, insurable at a reasonable cost or subject to effective indemnification arrangements. In addition to direct damage to the Company's projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company's ability to market homes in those areas and possibly increasing the costs of completion

- Construction defects, soil subsidence, inadequate sales disclosure notices and other building related claims may be asserted against the Company

     Weather may significantly influence demand in some of the Company's markets. Weekend weather is a particularly strong factor since that is when the majority of home sales are initiated. In addition, adverse weather conditions may delay site improvements and foundation work, among other construction processes. There can be no assurance that weather patterns which result in unseasonably cool temperatures, rain or snow, water shortages or floods, or any of the other factors described above will not materially adversely affect the Company's financial condition or results of operations.

     The residential homebuilding industry is cyclical and highly sensitive to changes in general economic and business conditions, both local and national, such as levels of employment, consumer confidence and income, availability of financing for acquisitions, construction and permanent mortgages, interest rate levels and demand for housing. Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.

     General economic and business conditions, both local and national, may be less favorable in the future. For example, California underwent a significant recession in the early 1990s. Since the Company has many projects in California, a decline in the economic and business conditions in California could significantly affect the demand for its homes. Increases in the rate of inflation could adversely affect the Company's margins by increasing its costs and expenses. In times of high inflation, demand for housing may decline and the Company may be unable to recover its increased costs through higher sales prices.

     Inflation can increase the cost of homebuilding materials, labor and other construction related costs. Conversely, deflation can reduce the value of homebuilders' inventories and cause the Company to reduce its sales prices, resulting in decreased profits.

     The homebuilding industry is subject to significant variability and fluctuations in real estate values. As a result, the Company may be required to write-down the book value of their real estate assets in accordance with generally accepted accounting principles, and some of those write-downs could be material. In addition, certain of the Company's currently planned projects as well as future projects may be longer term in nature than those developed in the past by the Company. The increased length of such projects further exposes the Company to the risks inherent in the homebuilding industry, including reductions in the value of land inventory. For example, in contemplation of the pending transaction with WPH, the Company plans to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36.4 million ($22.2 million after-tax) during the quarter ended September 30, 2000, which resulted in reported operating and net losses for the quarter.

     Since 1996, the Company has significantly expanded its operations by moving into the Colorado, northern California, Oregon, southern California, Washington and Arizona markets. New markets may be less stable and may involve delays, problems and expenses, including construction issues and risks not typically found in the markets with which the Company is most familiar. There can be no assurance that the Company will successfully establish operations outside of its existing markets or that its expansion will not adversely affect its results of operations or financial condition.

     The Company recently experienced substantial growth. While the Company has recently expanded their management, particularly with respect to administrative personnel in the land acquisition, construction management, financial and administrative areas, there can be no assurance that the Company will be able to hire the necessary personnel or develop the infrastructure necessary to meet anticipated future growth.

     Virtually all purchasers of the Company's homes finance their purchases with mortgage financing from lenders. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment. The increases in mortgage interest rates over the past year and any further increases in mortgage interest rates may adversely affect the ability of prospective buyers to finance home purchases and may adversely impact the Company's revenues, gross profit margins and net income. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company.

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

     The Company may also be subject to additional costs, delays or may be precluded entirely from developing its projects because of government regulations that could be imposed due to growth control initiatives or unforeseen health, safety, welfare, archeological or environmental concerns.

     The homebuilding industry is highly competitive. Homebuilders compete for, among other things, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial resources than it does, and with smaller local builders. The Company also competes for sales with individual resales of existing homes and with available rental housing. If the Company cannot compete successfully for the raw materials and resources to construct its homes or with respect to sales of its homes, it could have a material adverse effect on its financial condition and results of operations.

     The Company generally provides limited warranties of at least one to two years for workmanship and materials and for longer periods with respect to structural components. Because the Company contracts its homebuilding work to contractors or subcontractors who provide the Company with an indemnity and a lien release prior to receiving payment from the Company for their work, claims relating to workmanship and materials are generally the primary responsibility of the Company's contractors or subcontractors. However, to the extent that the Company's contractors or subcontractors do not cover warranty claims, the Company has established reserves to cover warranty expenses. The Company's historical experience is that warranty expenses generally fall within the reserves established, although there can be no assurance that the Company will continue to have this same experience in the future. From time to time, the Company purchases structural warranty coverage from third party insurers, and it expects to continue to do so as it deems necessary.

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

The Company has a Revolving Credit Facility with a consortium of banks in the amount of $170.0 million. The Company has a one-time option to reduce the amount of the facility by up to $30.0 million on an irrevocable basis. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants, and also contains provisions, which may, in certain circumstances, limit the amount the Company may borrow. At October 31, 2000, and September 30, 2000, the Company had bank notes payable of approximately $85.0 million and $86.6 million, respectively. The Company intends to maintain its existing revolving credit facility following the pending transaction with WPH and is currently in the process of increasing the amount of its revolving credit facility to $200.0 million, although there can be no assurance that the increase will be consummated.

     The Company previously entered into two interest rate swaps. One swap required the Company to pay a fixed rate of 5.75% on $30.0 million, while receiving an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR reset at or above 7.0%, the swap reversed for that payment period and no interest payments were exchanged. The second swap, which became effective on August 9, 1999, required the Company to pay interest at a floating one-month LIBOR on $30.0 million, while receiving an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid was recognized during the period as an adjustment to interest incurred. Both swaps were cancelled on October 12, 2000 at a cost of approximately $18,000.

     At October 31, 2000, the Company had commitments to purchase parcels of land for approximately $1.6 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels during 2000 and 2001. However, no assurances can be given that these purchases will be completed.

     In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10.0 million of its outstanding common stock. As of September 30, 2000, the Company had repurchased 525,700 shares under the program at a total cost of $3.7 million. The program, which the Company intended to continue until December 31, 2000, has been suspended due to the pending transaction with WPH.

     In connection with its 1997 purchase of a 49.0% interest in Stafford Homes, the Company had an option to purchase the remaining 51.0% interest in Stafford Homes based on a pre-determined formula, subject to specified contingencies. In January 1999, the Company increased its ownership interest in Stafford Homes to 89.0% and refinanced Stafford Homes' existing debt. The Company anticipates that it will acquire the remaining 11.0% interest in Stafford Homes in January 2001.

     As a part of the Company's July 1999 asset acquisition that established new divisions in Southern California and Arizona, officers in the new divisions who formerly owned acquired assets received membership interests in SRHI, LLC, which provide them with an interest in the profits of the new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004, which may be extended to December 31, 2006. SRHI, LLC is an affiliate of the Company. Upon consummation of the pending transaction with WPH, the Company will purchase the SRHI, LLC membership interests from the former owners of the acquired assets for $9.0 million, payable as follows: $2.5 million upon the later of the consummation of the pending transaction with WPH or January 1, 2001, $2.0 million on the one-year anniversary of the consummation of the pending transaction, and a note for $4.5 million that matures four years after the consummation of the pending transaction and that bears interest at 7.0% per annum.

     The Company has no material commitments or off-balance sheet financing arrangements that would tend to affect future liquidity. The Company anticipates that it can satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes it can meet its long-term capital needs, including meeting debt payments and refinancing or paying off other long-term debt, from operations and external financing sources, assuming that no significant adverse changes in the Company's business or general economic conditions occur. However, there can be no assurance that the Company will not require additional financing. The Company may need to raise additional funds to support more rapid expansion, respond to competitive pressures, acquire companies in the homebuilding industry and other related industries, or respond to unanticipated requirements. For example, the Company is evaluating financing opportunities and alternatives in connection with the pending transaction with Western Pacific. The Company may seek to raise additional funds through private or public sales of debt or equity securities, bank debt, or otherwise. There can be no assurance that additional funding will be available on attractive terms, or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company limited its market risk on $30.0 million of its revolving credit facility by entering into an interest rate swap agreement, which converted floating rate debt to a fixed rate basis. This derivative financial instrument was used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     As an example, based upon the Company's average bank borrowings of $81.0 million during 1999, if the interest rate indexes on which the Company's bank borrowing rates are based increased 100 basis points in the year ending December 31, 2000, interest incurred would increase and cash flow would decrease for the year ending December 31, 2000 by $510,000. The decreased cash flow derives from increased interest on the portion of the bank borrowings in excess of the $30.0 million under the interest rate swap agreement. The Company would expense a portion of the increased interest as a period cost for the year ending December 31, 2000. The balance of the increased interest would be capitalized to real estate inventories and expensed as part of the cost of residential real estate sales in the year ending December 31, 2000 and in future years. In addition, the Company entered into a second swap, which converted fixed rate financing into a floating rate basis on $30.0 million. On October 12, 2000 both swaps were cancelled at a cost of approximately $18,000.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 for a discussion of the termination of the Fairway Village litigation matter.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

             EXHIBIT
              NUMBER                DOCUMENT DESCRIPTION
             -------                --------------------
               2.1 Agreement and Plan of Reorganization, dated as of September 12, 2000, among the registrant, Apollo Real Estate Investment Fund, L.P., a Delaware limited partnership ("Apollo"), Blackacre WPH, LLC, a Delaware limited liability company ("Blackacre"), Highridge Pacific Housing Investors, L.P., a California limited partnership ("Highridge"), AP WP Partners, L.P., a Delaware limited partnership, AP Western GP Corporation, a Delaware corporation, AP LHI, Inc., a California corporation, and Lamco Housing, Inc., a California corporation (incorporated herein by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2000 (the "Form 8-K")) (the exhibits and schedules to such agreement were not filed therewith (other than those set forth as Exhibits 2.3, 2.4 and 2.5 to the Form 8-K) and are listed on the table of contents of such
                    Exhibit 2.1. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request).

               2.2 Voting Agreement, dated as of September 12, 2000, among Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.2 to the Form 8-K).

               2.3 Form of Stockholders Agreement among Newco, the LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.3 to the Form 8-K).

               2.4 Form of Registration Rights Agreement among Newco, the LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.4 to the Form 8-K).

               2.5 Form of Schuler Holdings, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 2.5 to the Form 8-K).

               27   Financial Data Schedule

     (b) Reports on Form 8-K. A Current Report on Form 8-K was filed on September 18, 2000 reporting the signing of an agreement and plan of reorganization between the Company and the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing. This event was reported under Item 5 of such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     SCHULER HOMES, INC.



Date: November 14, 2000            By:  /s/ JAMES K. SCHULER
                                        --------------------------------
                                     James K. Schuler
                                     Chairman of the Board,
                                     President and Chief Executive Officer



Date:  November 14, 2000           By:  /S/ DOUGLAS M. TONOKAWA
                                        --------------------------------
                                    Douglas M. Tonokawa
                                    Vice President of Finance,
                                    Chief Accounting Officer
                                    (principal accounting officer)

                                  EXHIBIT INDEX

        NUMBER                  DESCRIPTION
        ------                  -----------
          2.1 Agreement and Plan of Reorganization, dated as of September 12, 2000, among the registrant, Apollo Real Estate Investment Fund, L.P., a Delaware limited partnership ("Apollo"), Blackacre WPH, LLC, a Delaware limited liability company ("Blackacre"), Highridge Pacific Housing Investors, L.P., a California limited partnership ("Highridge"), AP WP Partners, L.P., a Delaware limited partnership, AP Western GP Corporation, a Delaware corporation, AP LHI, Inc., a California corporation, and Lamco Housing, Inc., a California corporation (incorporated herein by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2000 (the "Form 8-K")) (the exhibits and schedules to such agreement were not filed therewith (other than those set forth as Exhibits 2.3, 2.4 and 2.5 to the Form 8-K) and are listed on the table of contents of such Exhibit 2.1. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request).

          2.2 Voting Agreement, dated as of September 12, 2000, among Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.2 to the Form 8-K).

          2.3 Form of Stockholders Agreement among Newco, the LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.3 to the Form 8-K).

          2.4 Form of Registration Rights Agreement among Newco, the LLC, Apollo, Blackacre, Highridge, The James and Patricia Schuler Foundation, a Hawaii non-profit corporation, and James K. Schuler, as sole trustee for the James and Patricia Revocable Living Trust and the James K. Schuler 1998 Qualified Annuity Trust (incorporated herein by reference to Exhibit 2.4 to the Form 8-K).

          2.5 Form of Schuler Holdings, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 2.5 to the Form 8-K).

          27.1 Financial Data Schedule