Form 10-Q/A
period 2000-06-30
SCHULER HOMES INC
filed 2000-11-22
CIK 883705

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                          ---------------------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period
                         from ___________ to _____________


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

         YES   /X/     NO   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
        Class of Common Stock                           July 31, 2000
        ---------------------                           --------------
     Common Stock, $.01 par value                          20,100,946

                            EXPLANATORY NOTE


This amendment is filed to correct a column alignment error caused by our filing agent in the conversion to the Edgar format on one of the Company's financial tables included under "Results of Operations" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the original filing. The table sets forth, for the periods indicated, the percentage of the Company's revenues represented by each income statement line item presented.

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

                                                                     Three months ended              % Change in Dollar Amounts
                                                                         June 30,                               from
                                                                     2000          1999                     1999 to 2000
                                                                    ------        ------                    ------------
Home and lot sales
   Revenues                                                         100.0%        100.0%                         31.6%
   Costs                                                             77.0          79.4                          27.5
   Selling and commissions expense                                    5.8           6.4                          21.3
Land  sales
   Revenues                                                           ---           ---                          N/A
   Costs                                                              ---           ---                          N/A
                                                                    -----         -----

Total  revenues                                                     100.0%        100.0%                         31.6
General and administrative expense                                    5.2           4.9                          37.9
                                                                    -----         -----
Total costs and expenses                                             88.0          90.7                          27.6
                                                                    -----         -----

Operating income                                                     12.0           9.3                          70.4

Income from unconsolidated joint ventures                             0.2           0.2                          25.0

Minority interest in pretax income of consolidated subsidiary        (0.2)         (0.1)                        357.5
Other income (expense)                                               (1.8)         (1.1)                        103.8
                                                                    -----         -----

Income before provision for income taxes                             10.2           8.3                          62.3
Provision for income taxes                                            3.9           3.2                          61.4
                                                                    -----         -----

    Net income                                                        6.3%          5.1%                         63.3
                                                                    =====         =====



                                                                      Six months ended              % Change in Dollar Amounts
                                                                          June 30,                              from
                                                                     2000          1999                     1999 to 2000
                                                                    ------        ------                    ------------
Home and lot sales
   Revenues                                                         100.0%        100.0%                         44.0%
   Costs                                                             78.1          79.0                          42.4
   Selling and commissions expense                                    5.8           6.4                          31.2
Land sales
   Revenues                                                         100.0%          ---                          N/A
   Costs                                                             67.0           ---                          N/A
                                                                    -----         -----
Total revenues                                                      100.0%        100.0%                         46.8

General and administrative expense                                    5.2           5.2                          45.7
                                                                    -----         -----
Total costs and expenses                                             88.8          90.6                          43.8
                                                                    -----         -----


Operating income                                                     11.2           9.4                          75.5


Income from unconsolidated joint ventures                             0.3           0.2                         221.4
Minority interest in pretax income of consolidated subsidiary        (0.2)         (0.1)                        198.3

Other income (expense)                                               (1.3)         (1.3)                         55.2
                                                                    -----         -----

Income before provision for income taxes                             10.0           8.2                          80.1

Provision for income taxes                                            3.8           3.2                          81.0
                                                                    -----         -----

    Net income                                                        6.2%          5.0%                         79.6
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

                                     SCHULER HOMES, INC.

Date:  November 21, 2000                By:  /s/ James K. Schuler
                                        ---------------------------------------
                                        James K. Schuler
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (principal executive officer)

Date:  November 21, 2000                By:  /s/ Pamela S. Jones
                                        ---------------------------------------
                                        Pamela S. Jones
                                        Senior Vice President of Finance,
                                        Chief Financial Officer and
                                        Director (principal financial officer)

Date:  November 21, 2000                By:  /s/ Douglas M. Tonokawa
                                        --------------------------------
                                        Douglas M. Tonokawa
                                        Vice President of Finance,
                                        Chief Accounting Officer
                                        (principal accounting officer)