Form 10-QT
period 2000-03-31
SCHULER HOMES INC
filed 2001-02-01
CIK 883705

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




              [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended _________

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, 2000 to and including March 31, 2000

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

         YES  X                                    NO
             ---                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
        Class of Common Stock                     April 30, 2000
        ---------------------                     --------------
         Common Stock,  $.01 par value              20,100,946

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



Date:  May 9, 2000                    By: /s/ Pamela S. Jones
                                         --------------------------
                                         Pamela S. Jones
                                         Senior Vice President of Finance,
                                         Chief Financial Officer and
                                         Director (principal financial officer)



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