Form 10-Q
period 2000-12-31
SCHULER HOMES INC
filed 2001-02-14
CIK 883705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

         YES   X         NO
             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         OUTSTANDING AT
        CLASS OF COMMON STOCK                           JANUARY 31, 2001
        ---------------------                          -----------------
    Common Stock, $.01 par value                          20,138,942


                                                SCHULER HOMES, INC.

                                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Independent Accountants' Review Report..............................................     3

                  Consolidated Balance Sheets - December 31, 2000 and 1999............................     4

                  Consolidated Statements of Operations - Three and nine months ended December
                        31, 2000 and 1999.............................................................     5

                  Consolidated Statements of Cash Flows - Nine months ended December 31,
                        2000 and 1999.................................................................     6

                  Notes to Consolidated Financial Statements..........................................     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.................................................................    11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..........................    23

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings...................................................................    24

Item 6.           Exhibits and Reports on Form 8-K....................................................    24

SIGNATURES............................................................................................    25


EXHIBIT INDEX.........................................................................................    26


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Schuler Homes, Inc.

We have reviewed the accompanying interim consolidated balance sheet of Schuler Homes, Inc. as of December 31, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States. See Note 1.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Schuler Homes, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             ERNST & YOUNG LLP



Honolulu, Hawaii
February 13, 2001

                               SCHULER HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31, 2000   December 31, 1999
                                                                             -----------------   -----------------
                                                                                 (unaudited)
ASSETS
------

Cash and cash equivalents (restricted-Note 1) ...............................   $   3,680,000    $   6,673,000
Real estate inventories (Note 2) ............................................     476,528,000      436,305,000
Investments in unconsolidated joint ventures ................................      10,479,000        8,346,000
Deferred income taxes (Note 3)...............................................      16,624,000        2,362,000
Intangibles, net (Note 4) ...................................................      13,589,000       15,506,000
Other assets (Note 4) .......................................................      33,278,000       21,274,000
                                                                                -------------    -------------

Total assets ................................................................   $ 554,178,000    $ 490,466,000
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable ............................................................   $  37,145,000    $  31,819,000
Accrued expenses ............................................................      22,499,000       19,041,000
Notes payable to banks (Note 5) .............................................     104,980,000       78,183,000
Notes payable to others (Note 2) ............................................       9,051,000        2,409,000
9% senior notes due 2008 ....................................................      98,831,000       98,671,000
6-1/2% convertible subordinated debentures due 2003 .........................      57,500,000       57,500,000
                                                                                -------------    -------------

Total liabilities ...........................................................     330,006,000      287,623,000

Commitments and contingencies (Notes 5 and 6)

Minority interest in consolidated subsidiary ................................       2,844,000        1,695,000

Stockholders' equity (Note 7):
    Common stock, $.01 par value; 30,000,000 shares authorized;
       21,438,642 and 21,371,825 shares issued at December 31, 2000 and 1999,
       respectively .........................................................         214,000          214,000
Additional paid-in capital ..................................................      96,396,000       96,038,000
Retained earnings ...........................................................     133,435,000      113,482,000
Treasury stock, at cost; 1,299,700 and 1,278,400 shares at December 31, 2000
       and 1999, respectively ...............................................      (8,717,000)      (8,586,000)
                                                                                -------------    -------------

Total stockholders' equity...................................................     221,328,000      201,148,000
                                                                                -------------    -------------

Total liabilities and stockholders' equity...................................   $ 554,178,000    $ 490,466,000
                                                                                =============    =============


                             See accompanying notes.

                               SCHULER HOMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three months ended December 31,  Nine months (Note 1) Ended December 31,
                                                   -------------------------------  ---------------------------------------
                                                      2000                1999               2000            1999
                                                      ----                ----               ----            ----
                                                   unaudited            unaudited         unaudited        unaudited
                                                   ---------            ---------         ---------        ---------
Revenues:
    Home and lot sales .........................   $ 153,493,000    $ 150,927,000       $ 487,040,000    $ 410,885,000
Costs and expenses:
    Home and lot sales .........................     117,207,000      121,248,000         371,147,000      328,470,000
    Selling and commissions ....................       9,060,000        9,124,000          29,423,000       25,598,000
    General and administrative .................       8,289,000        7,081,000          26,196,000       20,074,000
    Non-cash charge for impairment of long-
       lived assets (Note 2) ...................             --               --           36,398,000              --
                                                   -------------    -------------       -------------    -------------
       Total costs and expenses ................     134,556,000      137,453,000         463,164,000      374,142,000
                                                   -------------    -------------       -------------    -------------

Operating income ...............................      18,937,000       13,474,000          23,876,000       36,743,000
Income (loss) from unconsolidated joint ventures        (182,000)         429,000             134,000        1,249,000
Minority interest in pretax income of
      consolidated subsidiary ..................        (372,000)        (172,000)           (999,000)        (351,000)
Other expense (Notes 4 and 5) ..................      (1,805,000)      (1,359,000)         (6,575,000)      (3,490,000)
                                                   -------------    -------------       -------------    -------------
   Income before provision for income taxes ....      16,578,000       12,372,000          16,436,000       34,151,000
Provision for income taxes (Note 3) ............       6,455,000        4,813,000           6,175,000       13,221,000
                                                   -------------    -------------       -------------    -------------
Net income .....................................   $  10,123,000    $   7,559,000       $  10,261,000    $  20,930,000
                                                   =============    =============       =============    =============

Net income per share (Note 8):
Basic...........................................   $       0.50     $        0.38       $        0.51    $        1.05
                                                  ===============    ============       =============    =============
Diluted.........................................   $       0.46     $        0.37       $        0.51    $        1.04
                                                  ===============    ============       ==============   =============









                             See accompanying notes.

                                             SCHULER HOMES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine months ended December 31,
                                                                                  ---------------------------------
                                                                                       2000                1999
                                                                                  ---------------     -------------
                                                                                              (unaudited)
OPERATING ACTIVITIES:
Net income ......................................................................   $  10,261,000    $  20,930,000
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization expense ......................................       4,957,000        4,499,000
     Income distribution received from unconsolidated joint ventures in excess of income recognized (income from unconsolidated joint ventures recognized
        in excess of income distribution received) ..............................       1,476,000          773,000
     Change in principal balance of notes receivable ............................         748,000          236,000
     Forgiveness of receivables .................................................         921,000               --
     Minority interests .........................................................         999,000          351,000
     Non-cash charge for impairment of long-lived assets ........................      36,398,000               --
 Changes in assets and liabilities:
   (Increase) decrease in real estate ...........................................     (68,281,000)     (41,702,000)
   (Increase) decrease in other assets ..........................................     (12,893,000)      (1,489,000)
   Increase (decrease) in accounts payable ......................................       3,181,000        8,106,000
   Increase (decrease) in accrued expenses ......................................      (2,948,000)      (1,345,000)
   Change in deferred income taxes ..............................................     (13,805,000)         567,000
                                                                                    -------------    -------------
       Net cash provided by (used in) operating activities ......................     (38,986,000)      (9,074,000)

INVESTING ACTIVITIES:
Investment in unconsolidated joint ventures .....................................      (2,777,000)      (1,823,000)
Advances to unconsolidated joint ventures .......................................      (2,078,000)      (1,574,000)
Repayment of advances to unconsolidated joint ventures ..........................       1,976,000        1,032,000
Capital distributions from unconsolidated joint ventures ........................         603,000        1,735,000
 Purchase of furniture, fixtures, and equipment .................................      (1,572,000)        (797,000)
                                                                                    -------------    -------------
        Net cash provided by (used in) investing activities .....................      (3,848,000)      (1,427,000)


FINANCING ACTIVITIES:
Proceeds from bank borrowings ...................................................     238,697,000      236,946,000
Principal payments on bank borrowings ...........................................    (194,691,000)    (219,134,000)
Principal payments on notes payables to others ..................................      (2,910,000)      (1,177,000)
Advance to affiliate (Note 4) ...................................................              --       (4,810,000)
Repayment of advances to affiliates (Note 4) ....................................         351,000          404,000
Net decrease in discount on issuance of senior notes ............................         120,000          121,000
Proceeds from issuance of common stock from exercise of stock options ...........          92,000          104,000
Proceeds from issuance of common stock under Employee Stock Purchase Plan .......         118,000          183,000
Reacquisition of the Company's common stock .....................................              --       (2,969,000)
                                                                                    -------------    -------------
        Net cash provided by (used in) financing activities .....................      41,777,000        9,668,000
                                                                                    -------------    -------------

Increase (decrease) in cash .....................................................      (1,057,000)        (833,000)
Cash and cash equivalents (restricted) at beginning of period ...................       4,737,000        7,506,000
                                                                                    -------------    -------------
Cash and cash equivalents (restricted) at end of period .........................   $   3,680,000    $   6,673,000
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

    In December of 2000, the Company changed its accounting year to end on March 31 instead of December 31. As a result, the quarter ended December 31, 2000 represented the third quarter in the Company's fiscal year ending March 31, 2001.

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

    Included in Cash and Cash Equivalents at December 31, 2000 is a restricted amount of $1,090,000, which primarily represents a collection allowance resulting from the sale of second mortgage notes and accounts restricted for certain development costs.

    On September 12, 2000, the Company and the owners of the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing (WPH) signed an agreement providing for a reorganization in which the businesses and operations of the Company and WPH will be combined. Following a series of transactions provided for in this agreement, a new company, Schuler Holdings, Inc. (to be later renamed "Schuler Homes, Inc.") will acquire all of the common stock of the Company and the ownership interests in WPH as well as their businesses and operations. Existing stockholders of the Company will exchange their shares of the Company's stock for Class A common stock of this new company on a 1-for-1 basis. The owners of WPH will exchange their interests in WPH for (and a lender of WPH will receive) shares of Class B common stock of this new company equal in an aggregate amount to the shares of Class A common stock issued to the Company's stockholders in the reorganization. At December 31, 2000, there were 20,138,942 shares of the Company's common stock outstanding.

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

    The reorganization is structured to be tax-free to the Company's existing stockholders. For accounting purposes, the Company expects to treat the reorganization as a purchase of WPH. Under this method, the WPH assets acquired and liabilities assumed will be recorded at their fair market value when the reorganization is completed. Any excess of purchase price over the fair market value of net asets acquired will be recorded as goodwill.

    Pending regulatory and shareholder approval, the Company expects to close its transaction with WPH in early April 2001. The special meeting of stockholders to vote upon the transaction is scheduled for March 8, 2001 at the Company's offices in Honolulu. The Company estimates the total number of common shares outstanding upon the closing of the transaction to be approximately 40.3 million.

2.  Real Estate Inventories

    Inventories which are substantially completed are carried at the lower of cost or fair value less cost to sell. Fair value is determined by applying a risk adjusted discount rate to estimates of future cash flows. In addition, land held for future development or inventories under current development are adjusted to fair value, only if an impairment to their value is indicated. In contemplation of the pending transaction to combine WPH with the Company's business, the Company plans to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36,398,000 ($22,198,000 after-tax) during the quarter ended September 30, 2000, which resulted in reported operating and net losses for the quarter.

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

   Real estate inventories at December 31, 2000 consist of the following:


     Unimproved land held for future development..........   $ 52,050,000
     Development projects in progress.....................    399,261,000
     Completed inventory (including lots held for sale)...     25,217,000
                                                             ------------
                                                             $476,528,000
                                                             ============

     Completed inventory includes residential units which are substantially ready for occupancy.

     During the nine months ended December 31, 2000, the purchase price for certain of the land parcels purchased by the Company included notes payable to land sellers in the aggregate amount of $4,154,000.

3.   Income Taxes

     During the three months ended December 31, 2000, the Company made income tax payments, net of refunds, of $7,075,000.

     The deferred income taxes of $16,624,000 at December 31, 2000 relate primarily to the non-cash charge (see Note 2), which was recognized in the Company's financial statements during the quarter ended September 30, 2000, but which will be deducted for income tax return purposes as the Company sells the related land parcels.


4.   Related Party Transactions

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

     In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the Company issued 400,000 shares of its common stock to the owners of the seller, who became officers of the new divisions. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which balance at December 31, 2000 was $4,406,000 and is included in Other Assets. The loan is due on December 31, 2004 and bears interest at 7% per annum. Accrued interest receivable relating to the loan was approximately $335,000 at December 31, 2000.

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


5.   Notes Payable to Banks

     The Company has a Revolving Credit Facility with a consortium of banks in the amount of $170,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of December 31, 2000, the Company met such financial ratios and covenants.

     The Company entered into two interest rate swaps. One swap required the Company to pay a fixed rate of 5.75% on

     $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR reset at or above 7%, the swap reversed for that payment period and no interest payments were exchanged. The second swap, which became effective on August 9, 1999, required the Company to pay interest at a floating one month LIBOR on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid was recognized during the period as an adjustment to interest incurred. In October 2000, both swaps were canceled at a cost of approximately $18,000.

     Notes Payable to Banks at December 31, 2000 consist of borrowings under its credit facilities. At December 31, 2000, the Company's bank borrowings were at interest rates of prime (9.5%) and LIBOR plus 1.5% (8.2%). At December 31, 2000, $65,020,000 of the Company's line of credit is unused, of which $9,357,000 is restricted for outstanding but unused letters of credit.

     The interest amounts in this paragraph relate to Notes Payable to Banks, Notes Payable to Others, Senior Notes and the Convertible Subordinated Debentures. The Company paid interest of approximately $6,531,000 during the quarter ended December 31, 2000. Interest incurred during the quarter ended December 31, 2000 was approximately $5,558,000. All of such interest was capitalized to real estate inventories except for $1,481,000, which was expensed (included in Other Income (Expense)) and not capitalized, as such interest did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of sales during the quarter ended December 31, 2000 totaled $3,654,000.


6.   Commitments and Contingencies

     At December 31, 2000, the Company had under contract to purchase for approximately $8,025,000, land for residential development.

     The Company is also from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.


7.   Stockholders' Equity

     In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock. As of September 30, 2000, the Company had repurchased 525,700 shares under the program at a total cost of $3,718,000. The program expired on December 31, 2000.

8.   Net Income Per Share

     Basic net income per share for the quarter and nine months ended December 31, 2000 were computed using the weighted average number of common shares outstanding during the periods of 20,131,249 and 20,113,543, respectively. Basic net income per share for the quarter and nine months ended December 31, 1999 were computed using the weighted average number of common shares outstanding during the periods of 20,087,970 and 19,985,411, respectively.

     Diluted net income per share for the three-month periods ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1999 was computed by adding to net income the interest expense of $600,000, $841,000 and $2,607,000 (net of related income taxes), which is applicable to convertible subordinated debentures, and dividing by 23,080,686, 22,721,960 and 22,619,401, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the nine months ended December 31, 2000 resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share for these periods is also presented as the diluted net income per share.

9.   Subsequent Event

     In connection with its 1997 purchase of a 49.0% interest in Stafford Homes, the Company had an option to purchase the remaining 51.0% interest in Stafford Homes based on a pre-determined formula, subject to specified contingencies. In January 1999, the Company increased its ownership interest in Stafford Homes to 89.0% and refinanced Stafford Homes' existing debt. The Company acquired the remaining 11.0% interest in Stafford Homes in January 2001.

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

     For the quarter ended December 31, 2000, revenues were $153.5 million compared to revenues of $150.9 million during the same quarter last year. Operating income and net income during the quarter ended December 31, 2000 were $18.9 million and $10.1 million ($0.46 per share-diluted), respectively, representing increases of 40.5% and 33.9%, respectively, over operating income of $13.5 million and net income of $7.6 million during the same quarter of last year. These results reflect an operating margin for the quarter ended December 31, 2000 of 12.3%, a significant improvement over last year's same quarter operating margin of 8.9%. The expansion of the Company's operating margin is primarily due to sales price increases in the Company's Colorado and Northern California divisions.

     For the twelve months ended December 31, 2000, revenues were $647.8 million compared to revenues of $506.8 million during the same period last year. Operating income and net income during the twelve months ended December 31, 2000, before the non-cash charge impairment of long-lived assets discussed below, were $76.9 million and $42.2 million, respectively, representing increases of 67.5% and 64.2%, respectively, over operating income of $45.9 million and net income of $25.7 million during the twelve months ended December 31, 1999. After giving effect to the non-cash charge for impairment of long-lived assets discussed below, the Company had operating and net income of $40.5 million and $20.0 million, respectively, for the twelve months ended December 31, 2000.

     In December of 2000, the Company changed its accounting year to end on March 31 instead of December 31. As a result, the quarter ended December 31, 2000 represented the third quarter in the Company's fiscal year ending March 31, 2001. For the nine months ended December 31, 2000, revenues were $487.0 million compared to revenues of $410.9 million during the same period last year. Operating income and net income during the nine months ended December 31, 2000, before the non-cash charge for impairment of long-lived assets discussed below, were $60.3 million and $32.5 million, respectively, representing increases of 64.3% and 55.5%, respectively, over operating income of $36.7 million and net income of $20.9 million during the nine months ended December 31, 1999. After giving effect to the non-cash charge for impairment of long-lived assets discussed below, the Company had operating and net income of $23.9 million and $10.3 million, respectively, for the nine months ended December 31, 2000.

     In connection with its 1997 purchase of a 49.0% interest in Stafford
Homes, the Company had an option to purchase the remaining 51.0% interest in Stafford Homes based on a pre-determined formula, subject to specified contingencies. In January 1999, the Company increased its ownership interest in Stafford Homes to 89.0% and refinanced Stafford Homes' existing debt. The Company acquired the remaining 11.0% interest in Stafford Homes in January 2001.

PENDING TRANSACTION WITH WESTERN PACIFIC HOUSING

     On September 12, 2000, the Company signed an agreement with the owners of the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing (WPH) to combine the business of WPH with the

Company, effectively doubling the size of the Company. WPH is the sixth largest homebuilder in California and has a strong market presence in major population centers of Northern and Southern California. The Company believes the transaction with WPH will create a well-diversified homebuilder focused on the Western United States that will rank among the top 15 homebuilders in the United States and among the leaders in several markets - one of the largest in the California market, and in the top 3 in Colorado, Hawaii, Washington and Oregon, with a growing presence in Arizona. See Note 1 to the unaudited interim financial statements of the Company set forth under Item 1 above.

     On a pro forma combined basis, based on the financial results for the Company and WPH for the three months ended December 31, 2000, the combined company would have had revenues of $353.6 million primarily from the closings of 1,188 new homes during the three months ended December 31, 2000. On a pro forma combined basis, net income after taxes during the three months ended December 31, 2000 would have totaled $20.6 million, with pro forma combined diluted earnings of $0.49 per share.

     On a pro forma combined basis, the combined company's revenues for the twelve months ended December 31, 2000 would have totaled $1,269.8 million, primarily from the closings of 4,822 new homes. The combined company's pro forma combined net income after taxes for the twelve months ended December 31, 2000 would have been $73.1 million, or $1.76 per share diluted, excluding the non-cash charge recognized by the Company during the three months ended September 30, 2000.

     The combined company will operate with a fiscal year-end of March 31. As a result, the three months ended December 31, 2000 would have represented the third quarter in our pro forma combined fiscal year ending March 31, 2001. During the nine months ended December 31, 2000, the combined company's pro forma combined revenues would have totaled $853.1 million, primarily from the closings of 3,303 new homes. The combined company's pro forma combined net income after taxes would have been $46.4 million, or $1.12 per share diluted, for the nine months ended December 31, 2000, excluding the non-cash charge recognized by the Company during the three months ended September 30, 2000.

     As of December 31, 2000, the Company and WPH together would have had 1,954 sales in backlog with an aggregate sales value of $580.9 million, 83 active projects in the sales stage and control of over 28,900 lots, approximately 49% of which are under option.

     Based on backlog levels as of December 31, 2000, anticipated construction schedules and current market conditions, the combined company anticipates pro forma results for the year ending March 31, 2001 of approximately $1.3 billion in revenues and pro forma combined net income approximating $75.0 million, excluding the Company's non-cash charge recognized during the three months ended September 30, 2000. In light of the combined company's plan to continue expanding in most of its markets, and given the current strength of its markets, particularly in California and Colorado, the combined company believes its revenues and resulting net income for the twelve months ended March 31, 2002 will surpass its pro forma combined revenues and resulting net income for the twelve months ended March 31, 2001 by 10.0% to 15.0%.


RESULTS OF OPERATIONS

     The selected consolidated financial data of the Company on the following page are qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere herein and in the Company's 1999 Annual Report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.

                                              STATEMENTS OF OPERATIONS DATA

                                             Three months ended December 31,  Twelve months ended December 31,
                                             -------------------------------  --------------------------------
                                                  2000             1999             2000             1999
                                                  ----             ----             ----             ----
                                                unaudited       unaudited         unaudited
                                                ---------       ---------         ---------
Revenues:
    Home and lot sales ....................   $ 153,493,000    $ 150,927,000    $ 647,776,000    $ 506,778,000
Costs and expenses:
    Home and lot sales ....................     117,207,000      121,248,000      497,966,000      403,684,000
    Selling and commissions ...............       9,060,000        9,124,000       38,325,000       31,747,000
    General and administrative ............       8,289,000        7,081,000       34,580,000       25,481,000
    Non-cash charge for impairment of long-
       lived assets (1) ...................              --               --       36,398,000               --
                                              -------------    -------------    -------------    -------------
       Total costs and expenses ...........     134,556,000      137,453,000      607,269,000      460,912,000
                                              -------------    -------------    -------------    -------------
Operating income ..........................      18,937,000       13,474,000       40,507,000       45,866,000
Income from unconsolidated joint ventures .        (182,000)         429,000          887,000        1,322,000
Minority interest in pretax income of
      consolidated subsidiary .............        (372,000)        (172,000)      (1,149,000)        (444,000)
Other expense .............................      (1,805,000)      (1,359,000)      (7,956,000)      (4,851,000)
                                              -------------    -------------    -------------    -------------
   Income before provision for income taxes      16,578,000       12,372,000       32,289,000       41,893,000
Provision for income taxes ................       6,455,000        4,813,000       12,336,000       16,173,000
                                              -------------    -------------    -------------    -------------
Net income ................................   $  10,123,000    $   7,559,000    $  19,953,000    $  25,720,000
                                              =============    =============    =============    =============
Net income per share:
Basic (2).................................    $        0.50    $        0.38    $        0.99    $        1.29
                                              =============    =============    =============    =============
Diluted (3)...............................    $        0.46    $        0.37    $        0.99    $        1.28
                                              =============    =============    =============    =============

                                              Nine months (4) ended December 31,
                                              ----------------------------------
                                                   2000              1999
                                                   ----              ----
                                                 unaudited        unaudited
                                                 ---------        ---------
Revenues:
    Home and lot sales ....................    $ 487,040,000    $ 410,885,000
Costs and expenses:
    Home and lot sales ....................      371,147,000      328,470,000
    Selling and commissions ...............       29,423,000       25,598,000
    General and administrative ............       26,196,000       20,074,000
    Non-cash charge for impairment of long-
       lived assets (1) ...................       36,398,000               --
                                               -------------    -------------
       Total costs and expenses ...........      463,164,000      374,142,000
                                               -------------    -------------
Operating income ..........................       23,876,000       36,743,000
Income from unconsolidated joint ventures .          134,000        1,249,000
Minority interest in pretax income of
      consolidated subsidiary .............         (999,000)        (351,000)
Other expense .............................       (6,575,000)      (3,490,000)
                                               -------------    -------------
   Income before provision for income taxes       16,436,000       34,151,000
Provision for income taxes ................        6,175,000       13,221,000
                                               -------------    -------------
Net income ................................    $  10,261,000    $  20,930,000
                                               =============    =============
Net income per share:
Basic (2).................................     $        0.51    $        1.05
                                               =============    =============
Diluted (3)...............................     $        0.51    $        1.04
                                               =============    =============


(1) Represents a non-cash after-tax charge of approximately $22.2 million recognized during the quarter ended September 30, 2000, pursuant to Financial Accounting Standards Board Statement No. 121. This was due to Schuler Homes' plan, in contemplation of the merger with Western Pacific, to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii while reducing its investment in longer term land parcels where it has a concentration of land.
(2) Basic net income per share was computed using weighted average number of shares of 20,131,249, 20,109,559 and 20,113,543 for the three, twelve and nine month periods ended December 31, 2000, respectively, and 20,087,970, 19,997,759 and 19,985,411 for the three, twelve and nine month periods ended December 31, 1999, respectively.
(3) Diluted net income per share for the three-month periods ended December 31, 2000 and 1999, the twelve-month period ended December 31, 1999 and the nine-month period ended December 31, 1999 was computed by adding to net income the interest expense of $600,000, $841,000, $3,342,000 and $2,607,000
    (net of related income taxes), which is applicable to convertible subordinated debentures, and dividing by 23,080,686, 22,721,960, 22,631,749 and 22,619,401, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the twelve and nine-month periods ended December 31, 2000 resulted in amounts greater than or equal to the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share.
(4) In December 2000, the Company changed its accounting year to end on March 31 instead of December 31. As a result, the quarter ended December 31, 2000 represented the third quarter of the Company's fiscal year ending March 31, 2001.

    The following table sets forth, for the periods indicated, the percentage of the Company's revenues represented by selected financial data.

                                                     Three months ended
                                                        December 31,
                                                       2000       1999
                                                      ------     ------
Revenues                                               100.0%     100.0%

Costs and expenses:
      Home and lot sales                                76.4       80.3
      Selling and commissions expense                    5.9        6.1
      General and administrative expense                 5.4        4.7
                                                      ------     ------
Total costs and expenses                                87.7       91.1
                                                      ------     ------

Operating income                                        12.3%       8.9%
                                                      ======     =======

                                                     Twelve months ended
                                                       2000       1999
                                                      ------     ------
Revenues                                               100.0%     100.0%

Costs and expenses:
      Home and lot sales                                76.9       79.6
      Selling and commissions expense                    5.9        6.3
      General and administrative expense                 5.3        5.0
      Non-cash charge for impairment of long-lived
       assets                                            5.6          -
                                                      ------     ------
Total costs and expenses                                93.7       90.9
                                                      ------     ------

Operating income                                         6.3%       9.1%
                                                      ======     =======

                                                      Nine months ended
                                                       2000       1999
                                                      ------     ------
Revenues                                               100.0%     100.0%

Costs and expenses:
      Home and lot sales                                76.2       80.0
      Selling and commissions expense                    6.0        6.2
      General and administrative expense                 5.4        4.9
      Non-cash charge for impairment of long-lived
       assets                                            7.5          -
                                                      ------     ------
Total costs and expenses                                95.1       91.1
                                                      ------     ------

Operating income                                         4.9%       8.9%
                                                      ======     =======

REVENUES

     The Company's Revenues for the quarter ended December 31, 2000 were approximately $153.5 million as compared to approximately $150.9 million during the quarter ended December 31, 1999. This represents an increase of approximately $2.6 million or 1.7%. The increase in revenues reflects higher average sales prices of home sales closed. The Company's average sales price per unit increased to $246,000 during the quarter ended December 31, 2000 from an average sales price per unit during the same quarter in 1999 of $216,000.

     The Company's Revenues for the twelve months ended December 31, 2000 were approximately $647.8 million as compared to approximately $506.8 million during the twelve months ended December 31, 1999. This represents an increase of approximately

$141.0 million or 27.8%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices. The Company's average sales price per unit increased to $229,000 during the twelve months ended December 31, 2000 from an average sales price per unit during the twelve months ended December 31, 1999 of $200,000.

     The Company's Revenues for the nine months ended December 31, 2000 were approximately $487.0 million as compared to approximately $410.9 million during the nine months ended December 31, 1999. This represents an increase of approximately $76.2 million or 18.5%. The increase in revenues reflects a larger number of unit sales closed at higher average sales prices. The Company's average sales price per unit increased to $234,000 during the nine months ended December 31, 2000 from an average sales price per unit during the nine months ended December 31, 1999 of $202,000.

     The following table sets forth the number of sales closed during the three-month, twelve-month and nine-month periods ended December 31, 2000 and 1999, which includes 100% of the sales closed at projects developed by the Company's joint ventures.

                                   Three months ended          Twelve months ended         Nine months ended
                                       December 31,               December 31,                December 31,
                                   2000         1999           2000           1999         2000          1999
                                   ----         ----           ----           ----         ----          ----
Consolidated:
  Colorado                         268           373           1,509        1,368         1,086          1,072
  Hawaii                            86            90             318(1)       319           230(1)         254
  Northern California               93            97             332          256           254            233
  Oregon                            46            65             266          308           187            248
  Southern California               23            --              25           --            25             --
  Washington (2)                    89            74             336          273           281            216
                                 -----         -----           -----        -----         -----          -----
      Total Consolidated           605           699           2,786        2,524         2,063          2,023
Unconsolidated Joint Ventures:
  Colorado (3)                      --            24              36           80            11             80
  Hawaii (4)                         9             5              41           21            35             14
  Southern California (5)           17             9              93           18            66             18
                                 -----         -----           -----        -----         -----          -----
       Total                       631           737           2,956        2,643         2,175          2,135


(1) Excludes 12 sales that closed prior to April 1, 2000 under the Company's "zero-down" sales program, for which the second mortgage notes were sold during the quarter ended June 30, 2000.
(2) Reflects 100% of the information with respect to Stafford Homes, in which the Company acquired a 49% interest in July 1997. In January 1999, the Company increased its ownership interest in Stafford Homes to 89%.
(3) Reflects 100% of the information with respect to the Company's 50%-owned joint venture in Colorado.
(4) Reflects 100% of the information with respect to the Company's two 50% owned joint ventures in Hawaii.
(5) Reflects 100% of the information with respect to the Company's 24.5% to 49%-owned joint ventures in Southern California.

COSTS AND EXPENSES - HOME AND LOT SALES

     Costs and Expenses - Home and Lot Sales represents the acquisition, development and construction costs attributable to home, lot and land sales closed. Acquisition, development and construction costs include primarily land acquisition costs, site work and land development costs, construction material and labor costs, engineering and architectural costs, loan fees, interest, and other direct and indirect costs attributable to development, project management and construction activities.

     Costs and Expenses - Home and Lot Sales decreased from approximately $121.2 million during the quarter ended December 31, 1999 to approximately $117.2 million during the same period in 2000, representing a decrease of approximately $4.0 million or 3.3%. This decrease reflects a smaller number of units closed and an improvement in profitability. As a percentage of related revenues, Costs and Expenses - Home and Lot Sales decreased from 80.3% in the quarter ended December 31,1999 to 76.4% in the quarter ended December 31, 2000. This decrease is primarily attributable to higher margins realized in Northern California, Colorado, Hawaii and Washington. Sales price increases in the Company's Colorado and Northern California markets were the main contributors to this margin expansion.
Average sales prices of homes closed in Colorado increased from approximately $186,000 during the quarter ended December 31, 1999 to $216,000 during the quarter ended December 31, 2000. In Northern California, the average sales price increased from $268,000 to $302,000 during the same periods. While some of the sales price increases are the result of a different mix of homes closed, much of it is due to market strength.

     Costs and Expenses - Home and Lot Sales increased from approximately $403.7 million during the twelve months ended December 31, 1999 to approximately $498.0 million during the same period in 2000, representing an increase of approximately $94.3 million or 23.4%. This increase reflects a larger number of units closed and related increased revenue. As a percentage of revenues, Costs and Expenses - Home and Lot Sales decreased from 79.6% to 76.9%.

     Costs and Expenses - Home and Lot Sales increased from approximately $328.5 million during the nine months ended December 31, 1999 to approximately $371.1 million during the same period in 2000, representing an increase of approximately $42.7 million or 13.0%. This increase reflects a larger number of units closed and related increased revenue. As a percentage of revenues, Costs and Expenses - Home and Lot Sales decreased from 80.0% to 76.2%.

     Increased sales prices in many of the Company's mainland markets, coupled with the closings of home sales in projects in which land costs were lower than the cost at which land can be purchased today, positively impacted the Company's profit margins during the quarter, twelve and nine months ended December 31, 2000. The Company believes that since there can be no assurance that it will be able to raise sales prices in the future at the same rate as increases in land and construction costs, profit margins in the future will likely be lower than those achieved in the quarter ended December 31, 2000.

     Total interest incurred during the quarters ended December 31, 2000 and 1999 was approximately $5.6 million and $5.0 million, respectively. Of the amounts incurred, approximately $1.5 million and $1.1 was expensed currently (included in Other Expense), in the quarters ended December 31, 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. Interest capitalized to projects is expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized in the particular project. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $3.7 million and $4.4 million during the quarters ended December 31, 2000 and 1999, respectively.

     Total interest incurred during the twelve months ended December 31, 2000 and 1999 was approximately $20.3 million and $18.7 million, respectively. Of the amounts incurred, approximately $5.4 million and $3.1 million was expensed currently (included in Other Expense), in the twelve months ended December 31, 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $15.9 million and $16.3 million during the twelve months ended December 31, 2000 and 1999, respectively.

     Total interest incurred during the nine months ended December 31, 2000 and 1999 was approximately $15.4 million and $14.3 million, respectively. Of the amounts incurred, approximately $4.3 million and $2.1 million was expensed currently (included in Other Expense), in the nine months ended December 31, 2000 and 1999, respectively, and the remaining interest incurred was capitalized to development projects. The amount of previously capitalized interest, which was expensed through Costs and Expenses - Home and Lot Sales, totaled $11.9 million and $13.4 million during the nine months ended December 31, 2000 and 1999, respectively.

     Average debt outstanding was approximately $267.0 million and $260.8 million during the quarters ended December 31, 2000 and 1999, respectively. The Company's average interest rate on its debt for the quarters ended December 31, 2000 and 1999 was approximately 8.3% and 7.7%, respectively. Average debt outstanding was approximately $252.7 million and $241.5 million during the twelve months ended December 31, 2000 and 1999, respectively. The Company's average interest rate on its debt for the twelve months ended December 31, 2000 and 1999 was approximately 8.0% and 7.8%, respectively. Average debt outstanding was approximately $253.3 million and $245.6 million during the nine months ended December 31, 2000 and 1999, respectively. The Company's average interest rate on its debt for the nine months ended December 31, 2000 and 1999 was approximately 8.1% and 7.8%, respectively. The Company's Notes Payable to Banks bear interest based on prime or LIBOR. Changes in the prime or LIBOR rates will affect the amount of interest being capitalized to inventory and subsequently expensed through Costs and Expenses - Home and Lot Sales as sales are closed and revenue is recognized.

COST AND EXPENSES - SELLING AND COMMISSIONS

      Selling and commissions expense represents the selling and marketing costs associated with the sale of homes. Such costs include commissions, sales incentives offered to buyers, advertising costs, model and sales office costs and other general sales and marketing costs.

     Selling costs and commissions represented approximately 5.9% and 6.1% of revenues from home and lot sales during the quarters ended December 31, 2000 and 1999, respectively. Selling costs and commissions represented approximately 5.9% and 6.3% of Total Revenues during the twelve months ended December 31, 2000 and 1999, respectively. Selling costs and commissions represented approximately 6.0% and 6.2% of Total Revenues during the nine months ended December 31, 2000 and 1999, respectively.

COSTS AND EXPENSES - GENERAL AND ADMINISTRATIVE

     General and Administrative Expenses include salaries, office and other administrative costs. Indirect costs attributable to specific projects are capitalized and deducted as part of Costs and Expenses - Home and Lot Sales.

     General and Administrative Expenses increased by $1.2 million or 17.1% during the quarter ended December 31, 2000 as compared to the same period in 1999, primarily due to expansion at the Company's U.S. mainland divisions. As a percentage of sales, General and Administrative Expenses increased from 4.7% during the quarter ended December 31, 1999 to 5.4% during the quarter ended December 31, 2000. This increase is a result of General and Administrative Expenses incurred at the new Southern California and Arizona divisions, where only 25 home sales had closed as of December 31, 2000. In addition, the increase includes the accrual of incentive bonuses, which reward employees for higher profit margins and higher returns on investment.

     General and Administrative Expenses increased by $9.1 million or 35.7% during the twelve months ended December 31, 2000 as compared to the same period in 1999. As a percentage of sales, General and Administrative Expense was 5.3% and 5.0% during the twelve months ended December 31, 2000 and 1999, respectively.

     General and Administrative Expenses increased by $6.1 million or 30.5% during the nine months ended December 31, 2000 as compared to the same period in 1999. As a percentage of sales, General and Administrative Expense was 5.4% and 4.9% during the nine months ended December 31, 2000 and 1999, respectively.

NON-CASH CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS

      In contemplation of the pending transaction with WPH, the Company plans to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36.4 million ($22.2 million after-tax) during the quarter ended September 30, 2000.

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES

      Income (Loss) from Unconsolidated Joint Ventures represents (i) the Company's 50% interest in the operations of two joint ventures in Hawaii,
(ii) beginning in the second quarter of 1999, the Company's 50% interest in its joint venture in Colorado and (iii) beginning in the third quarter of 1999, the Company's 24.5% to 49% interest in joint ventures in Southern California. During the quarter ended December 31, 2000, 17 home sales closed at the Southern California joint venture projects. These particular projects experienced higher construction costs during that quarter. The more profitable Colorado joint venture project had completely sold and closed all of its homes prior to the beginning of the quarter ended December 31, 2000. As a result, income from unconsolidated joint ventures declined from income of $429,000 in the quarter ended December 31, 1999 to a loss of $182,000 in the quarter ended December 31, 2000. At December 31, 2000, the only remaining activity for the Southern California joint venture projects was the sale and closing of 5 as yet unsold homes and the closing of 3 home sales in backlog.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY

     Minority Interest in Pretax Income of Consolidated Subsidiary represents the income relating to the 11% of Stafford Homes not owned by the Company. The Company acquired the remaining 11.0% interest in Stafford Homes in January 2001.

OTHER INCOME (EXPENSE)

     Other Income (Expense) consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; reduced by (iv) interest income. In addition, the increase in Other Expense from the quarter, twelve and nine months ended December 31, 1999 to the quarter, twelve and nine months ended December 31, 2000 is due to a higher amount of interest expensed rather than capitalized at the Oregon division, resulting from a decrease in the amount of inventory under construction due to the current softness in the Oregon real estate market conditions and also due to the following, which occurred during the quarter ended June 30, 2000: (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October, 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division.

PROVISION (CREDIT) FOR INCOME TAXES

     The Company's effective income tax rate for the quarters ended December 31, 2000 and 1999 was approximately 38.9%. The Company's effective income tax rate for the twelve months ended December 31, 2000 and 1999 was approximately 38.2% and 38.6%, respectively. The Company's effective income tax rate for the nine months ended December 31, 2000 and 1999 was approximately 37.6% and 38.7%, respectively.

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

     The following table sets forth the Company's backlog for both homes and residential lots at December 31, 2000 and 1999, which includes homes and lots sold pursuant to the Company's "zero-down" sales program and 100% of the backlog related to projects developed by the Company's unconsolidated joint ventures.

                                                     December 31, 2000               December 31, 1999
                                                   ---------------------           ---------------------
                                                              Aggregate                       Aggregate
                                                   Number    Sales Value           Number    Sales Value
                                                   ------    -----------           ------    -----------
Consolidated:
  Colorado                                           538    $110,998,000             624    $119,127,000
  Hawaii                                              86      29,811,000              65      17,117,000
  Northern California                                148      42,402,000              98      28,142,000
  Oregon                                              50       9,865,000              59      10,069,000
  Southern California                                 59      17,007,000              --              --
  Washington                                          70      24,199,000              69      21,937,000
  Arizona                                              3         691,000              --              --
                                                    ----    ------------            ----    ------------
     Total Consolidated                              954     234,973,000             915     196,392,000

Unconsolidated Joint Ventures:
  Colorado                                            --              --              28       5,117,000
  Hawaii                                              25       3,191,000               8       1,134,000
  Southern California                                  3       1,671,000              23       6,084,000
                                                    ----    ------------            ----    ------------
      Total                                          982    $239,835,000             974    $208,727,000
                                                    ====    ============            ====    ============

     The average sales prices of the homes and lots comprising backlog for consolidated projects at December 31, 2000 and 1999 were $246,000 and $215,000, respectively. Due to the ability of buyers to cancel their sales contracts, no assurances can be given that homes or residential lots in backlog will result in actual closings. The higher average sales price at December 31, 2000 compared to December 31, 1999 is primarily attributable to increased sales prices in the Company's mainland U.S. divisions due to strong mainland U.S. housing markets and a different mix of homes sold.

     At December 31, 2000, the Company's Colorado division's backlog was 538 units, as compared to 624 units at December 31, 1999. In Colorado, the Company completely sold out of a number of its projects prior to June 30, 2000 as a result of the strong rate of orders experienced earlier in the year. As of December 31, 2000, the Colorado division was offering homes for sale from 11 active communities as compared to 13 a year ago. The Company is developing a number of new sites to increase the number of active communities over the next year in this division from 11 to approximately 15 a year from now. At December 31, 2000, the Company's Colorado division had approximately 7,467 lots that it either owned or controlled under option contracts.


VARIABILITY OF RESULTS; OTHER FACTORS

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income. There are a number of factors which could cause the Company's operating results to vary from quarter to quarter. They include the following:

 - the timing of home closings, a substantial portion of which historically have occurred in the last month of each quarter

 - the Company's ability to acquire additional land on favorable terms for future developments

 - the condition of real estate markets and economies in which the Company operates

 - the cyclical nature of the homebuilding industry and changes in prevailing interest rates

 -   costs of material and labor

 - delays in construction schedules caused by timing of inspections and approval by regulatory agencies, including zoning approvals, building permits and receipt of entitlements

 -   the timing of completion of necessary public infrastructure

 -   the timing of utility hookups

     The Company's historical financial performance is not necessarily a meaningful indicator of its future results and, in general, the Company's financial results will vary from development to development, and from fiscal quarter to fiscal quarter.

     As a homebuilder, the Company is subject to numerous risks, many of which are beyond its control, including:

 - Adverse weather conditions, such as droughts, floods, earthquakes, wildfires or other natural disasters, which could damage the Company's projects, cause delays in completion of its projects or reduce consumer demand for its projects

 - Shortages in labor or materials that could delay completion of the Company's projects and increase the prices it pays for labor or materials, thereby affecting its sales and profitability

 - An oversupply of new homes or alternatives to new homes, such as rental properties and used homes, could occur and could depress prices and reduce margins for the sale of new homes

 - Competitors could engage in promotional pricing which may force us to decrease our sales prices or offer other incentives to our customers which may decrease our revenues and profits

 - Landslides, soil subsidence, earthquakes and other geologic events could occur that could damage the Company's projects, cause delays in the completion of its projects or reduce consumer demand for its projects. Many of the Company's projects are located in California, which has experienced significant earthquake activity, including the 1994 earthquake in Northridge, California. Losses associated with these events may not be insurable, insurable at a reasonable cost or subject to effective indemnification arrangements. In addition to direct damage to the Company's projects, earthquakes or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting the Company's ability to market homes in those areas and possibly increasing the costs of completion.

 - Construction defects, soil subsidence, inadequate sales disclosure notices and other building-related claims may be asserted against the Company.

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

     Inflation can increase the cost of homebuilding materials, labor and other construction-related costs. Conversely, deflation can reduce the value of homebuilders' inventories and cause the Company to reduce its sales prices, resulting in decreased profits.

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

      The homebuilding industry is highly competitive. Homebuilders compete for, among other things, desirable properties, financing, raw materials and skilled labor. The Company competes both with large homebuilding companies, some of which have greater financial resources that it does and with smaller local builders. The Company also competes for sales with individual resales of existing homes and with available rental housing. If the Company cannot compete successfully for the raw materials and resources to construct its homes or with respect to sales of its homes, it could have a material adverse effect on its financial condition and results of operations.

      The Company generally provides limited warranties of at least one to two years for workmanship and materials and for longer periods with respect to structural components. Because the Company contracts its homebuilding work to contractors or subcontractors who provide the Company with an indemnity and lien release prior to receiving payment from the Company for their work, claims relating to workmanship and materials are generally the primary responsibility of the Company's contractors and subcontractors. However, to the extent that the Company's contractors and subcontractors do not cover warranty claims, the Company has established reserves to cover warranty expenses. The Company's historical experience is that warranty expenses generally fall within the reserves established, although there can be no assurance that the Company will continue to have this same experience in the future. From time to time, the Company purchases structural warranty coverage from third party insurers, and it expects to continue to do so as it deems necessary.


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

     The Company has a Revolving Credit Facility with a consortium of banks in the amount of $170.0 million. The Company has a one-time option to reduce the amount of the facility by up to $30.0 million on an irrevocable basis. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined under the credit agreement, the interest rate may vary from LIBOR plus 1.5% to LIBOR plus 2%, or from prime plus 0% to prime plus 0.25%. The Revolving Credit Facility contains covenants, including certain financial covenants, and also contains provisions, which may, in certain circumstances, limit the amount the Company may borrow. In December 2000, the Company's Revolving Credit Facility was amended to designate new subsidiary companies as guarantors and to increase the amount the Company can invest in homebuilding joint ventures. At January 31, 2001 and December 31, 2000, the Company had outstanding borrowings under the facility of approximately $133.9 million and $105.0 million, respectively. The Company intends to maintain its existing revolving credit facility following the pending transaction with WPH and is currently in the process of increasing the amount of its revolving credit facility to $200.0 million, although there can be no assurance that the increase will be consummated.

     The Company previously entered into two interest rate swaps. One swap required the Company to pay a fixed rate of 5.75% on $30.0 million, while receiving an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR reset at or above 7.0%, the swap reversed for that payment period and no interest payments were exchanged. The second swap, which became effective on August 9, 1999, required the Company to pay interest at a floating one-month LIBOR on $30.0 million, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid was recognized during the period as an adjustment to interest incurred. Both swaps were cancelled on October 12, 2000 at a cost of approximately $18,000.

     At January 31, 2001, the Company had commitments to purchase parcels of land for approximately $13.7 million. The Company expects to utilize a combination of cash flow from operations and bank financing to purchase these land parcels. The Company intends to consummate the purchases of these land parcels during the next 12 to 24 months. However, no assurances can be given that these purchases will be completed.

     In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10.0 million of its outstanding common stock. As of December 31, 2000, the Company had repurchased 525,700 shares under the program at a total cost of $3.7 million. The program expired on December 31, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Based upon the Company's average bank borrowings of $81.0 million during calendar year 1999, if the interest rate indexes on which the Company's bank borrowing rates are based increased 100 basis points in the year ending March 31, 2001, interest incurred would increase and cash flow would decrease for the year ending March 31, 2001 by $810,000. The decreased cash flow derives from increased interest on the portion of the bank borrowings. The Company would expense a portion of the increased interest as a period cost for the year ending March 31, 2001. The balance of the increased interest would be capitalized to real estate inventories and expensed as part of the cost of residential real estate sales in the year ending March 31, 2001 and in future years.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 for a discussion of the termination of the Fairway Village litigation matter.

A firm called Gadient & Associates claims that the Company owes it a purported "finder's fee" of approximately $5.5 million in connection with the Company's pending transaction with WPH. The Company believes that this claim is without merit and intends to vigorously oppose it. To that end, in December 2000, the Company filed an action in Hawaii state court seeking, among other relief, a ruling that Gadient is not entitled to a finder's fee or other compensation in connection with the pending transaction.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

              EXHIBIT
              NUMBER             DOCUMENT DESCRIPTION

               10.1 First Amendment to Third Amended and Restated Credit Agreement, dated as of December 5, 2000, between the Company, certain Banks, First Hawaiian Bank and Bank of America, N.A.

               10.2 First Amendment to Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America, N.A., dated as of December 5, 2000.


      (b) Reports on Form 8-K. A Current Report on Form 8-K was filed on December 27, 2000 reporting the change in fiscal year-end of the registrant from December 31 to March 31. This event was reported under Item 8 of such Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        SCHULER HOMES, INC.



Date: February 13, 2000                 By:  /s/ James K. Schuler
                                           -------------------------------
                                        James K. Schuler
                                        Chairman of the Board,
                                        President and Chief Executive Officer



Date: February 13, 2000                By:  /s/ Douglas M. Tonokawa
                                          --------------------------------
                                         Douglas M. Tonokawa
                                         Vice President of Finance,
                                         Chief Accounting Officer
                                         (principal accounting officer)

                                  EXHIBIT INDEX



Number   Description
------   -----------

10.1 First Amendment to Third Amended and Restated Credit Agreement, dated as of December 5, 2000, between the Company, certain Banks, First Hawaiian Bank and Bank of America, N.A.

10.2 First Amendment to Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America, N.A., dated as of December 5, 2000.