Form 10-K405
period 2001-03-31
SCHULER RESIDENTIAL INC
filed 2001-06-29
CIK 883705

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K
                               -------------------

(MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 000-19891

                            SCHULER RESIDENTIAL, INC.
                     (FORMERLY KNOWN AS SCHULER HOMES, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   99-0293125
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

           828 FORT STREET MALL, 4TH FLOOR
                   HONOLULU, HAWAII                               96813
(Address of principal executive offices of Registrant)         (Zip Code)

        Registrant's telephone number including area code: (808) 521-5661

                               ------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS               ON WHICH REGISTERED

                           None                             None.

Securities registered pursuant to Section 12(g) of the Act:
                  None.
                               ------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The registrant is a wholly-owned subsidiary of Schuler Homes, Inc. As of June 15, 2001, no shares of the Common Stock of the Registrant were held by non-affiliates.

         As of June 15, 2001, the Registrant had outstanding 100 shares of Common Stock.

         Documents Incorporated by Reference:  N/A

================================================================================

                            SCHULER RESIDENTIAL, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                                                                                               PAGE

PART I
         ITEM 1.  BUSINESS...................................................................................... 2

         ITEM 2.  PROPERTIES....................................................................................10

         ITEM 3.  LEGAL PROCEEDINGS.............................................................................10

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...........................................10

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................10

         ITEM 6.  SELECTED FINANCIAL DATA.......................................................................11

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........12

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................................16

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................17

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........17

PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................17

         ITEM 11.  EXECUTIVE COMPENSATION.......................................................................19

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT................................................................................21

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................22

PART IV
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................23

                                     PART I

ITEM 1. BUSINESS.

DISCLOSURE REGARDING "FORWARD-LOOKING STATEMENTS"

         All statements other than statements of historical or current fact included in this report, including, without limitation, statements regarding our future financial position and profitability, business strategy, and management's plans and objectives for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology.

         Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are set forth below and elsewhere in this report. These factors include, among others:

     - our ability to continue profitable, growing operations on a combined company basis;

     -    our ability to pay interest and principal on our substantial debt;

     - our ability to borrow or otherwise finance our operations in the future;

     -    our ability to compete in our existing or future markets;

     - our ability to retain or replace key executives or operational management;

     - our ability to locate parcels of land at prices to sustain the profitability of our operations;

     - an increase in the level of governmental regulation, particularly with respect to the land approval process;

     - we may encounter significant increases in labor costs, the cost of construction materials and the cost of financing; or

     - general economic trends as may affect our customers' ability or desire to purchase a new home.

         All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

GENERAL

THE COMPANY

         We design, build, and market single-family attached and detached homes to entry-level and first-time move-up buyers and, to a lesser extent, second-time move-up buyers in major suburban markets in California, Colorado, Hawaii, Washington, Oregon and Arizona. We offer a variety of homes generally ranging from 700 to 5,000 square feet in size with an average sales price during the fiscal year ended March 31, 2001 of $236,000. In the fiscal year ended March 31, 2001, we delivered 2,799 new homes and generated $632.4 million in revenues.

         From 1996 to the fiscal year ended March 31, 2001, our revenues grew from $93.6 million to $632.4 million. On March 31, 2001, we had $5.4 million in cash, $519.0 million in real estate inventories, $294.0 million in debt, and $231.6 million of stockholders' equity.

OUR HISTORY

         Our co-Chairman, President and CEO, James K. Schuler, originally began business in the Hawaii market in 1973. In 1992, Schuler Homes, Inc. completed its initial public offering and in late 1996 adopted a strategic expansion plan designed to geographically diversify its operations outside of the Hawaii market. As part of its diversification strategy, the California, Colorado, Washington, Oregon and Arizona housing markets were entered either by acquiring existing homebuilders or starting new homebuilding divisions.

THE MERGER

         On April 3, 2001, we completed a merger that combined our operations with those of Western Pacific. In connection with, and as a result of, the merger, our parent company Schuler Homes, the company into which our operations and those of Western Pacific were merged, had outstanding approximately 40.3 million shares of common stock. Benefits from the merger include strong, diversified land positions, increased equity market capitalization and increased visibility in the capital markets. We believe that the merger will be successful due to a variety of factors including our complementary market positions, similar corporate cultures, depth of management and proven track records. For a complete description of our combined business, prepared on a pro forma combined basis with that of Western Pacific, after taking into account the effects of the merger, please reference the Annual Report on Form 10-K of our parent company, Schuler Homes, Inc., to be filed with the Securities and Exchange Commission in July 2001. On June 21, 2001, we merged into our parent company, Schuler Homes, Inc., effectuating the upstream merger of our company into Schuler Homes. Hence our company is no longer an independently operating company and any forward-looking statements contained in this report speak only as to our belief as to how the operations of our company will be continued within our parent company.

COMPETITIVE STRENGTHS

         We believe we possess the following competitive strengths:

         - CONSERVATIVE OPERATING PROFILE. In all areas of our business, we seek to minimize risk while maximizing profitability. As a result, we take a conservative approach to land management by utilizing land purchase options, generally investing in residential developments that do not exceed a 2-3 year build-out period and closely controlling our inventory of unsold homes. In addition, we maintain stringent financial and operational control with a sophisticated management information systems platform. This system enables executive management to closely monitor home construction and financial performance at the divisional level. Also, we believe our financial leverage is conservative and, in conjunction with our strong margins, will enable us to better manage through a cyclical downturn in the housing industry or in the general economy.

         - LEADING POSITIONS IN HIGH GROWTH WESTERN MARKETS. We believe that we are among the top five builders based on numbers of homes sold in Colorado, Hawaii, Washington and Oregon. Given the positive long-term growth dynamics of each of these markets, we believe that we are well positioned for future growth. Additionally, as one of the leading builders in each of these markets, we believe that we enjoy a competitive advantage with respect to general market knowledge, access to land deals, access to subcontractors and knowledge of local regulatory requirements.

         - DIVERSE CUSTOMER BASE. We build a wide variety of homes targeting first-time, first-time move-up and, to a lesser extent, second-time move-up homebuyers. By doing so, we are able to focus our product on the buyer segment with the most attractive demand characteristics in each market in which we operate as driven by economic and demographic trends.

         - DEEP AND EXPERIENCED MANAGEMENT. Our executive management team, including our divisional presidents have many years of experience in the homebuilding industry.

BUSINESS STRATEGY

         We attribute our strong financial performance, in part, to the following elements of our business strategy:

         - GROW WITHIN EXISTING MARKETS. We currently build homes in some of the fastest growing states within the western United States. We believe that within our markets there are significant growth opportunities. By focusing on our existing markets, we are able to best leverage our local market knowledge and our relationships with local land sellers, subcontractors and other key trades-people and suppliers.

         - BUILD DIVERSE RANGE OF HOMES. We offer a wide range of homes targeted to different types of home buyers in order to maximize our potential customer base. We have historically built single family homes, townhomes and condominiums focused on entry-level and first-time move-up home buyers. We also, though to a lesser extent, build second-time move-up single family homes. Our homes currently range from 700 to 5,000 square feet in size with an average sales price during the fiscal year ended March 31, 2001 of $236,000.

         - MANAGE LAND INVENTORY EFFICIENTLY. We seek to control sufficient building lots for 5-6 years of homebuilding operations but only own a sufficient supply for 2-3 years of homebuilding operations. In order to minimize risk, we generally limit the number of lots acquired for a specific project so that project build-out typically does not exceed three years. To the extent that land is unentitled, we seek to control it through options and purchase it only after it has been entitled.

         - TARGET CONSERVATIVE FINANCIAL LEVERAGE. Our objectives include a conservative approach to financial leverage and we seek to maintain maximum financial flexibility. While we expect to experience seasonal variations in our leverage position that are typical of our industry, we manage our financial leverage to be conservative on an overall basis, taking seasonal variations into account. At March 31, 2001, we had $5.4 million in cash, $519.0 million in real estate inventories, $294.0 million in debt, and $231.6 million of stockholders' equity.

         - PROVIDE SUPERIOR QUALITY AND CUSTOMER SERVICE. We seek to build the highest quality homes and aim to achieve 100% customer satisfaction. To this end, we have a dedicated manager at each operating division whose role is to provide senior executive support to the customer throughout the sales process, and, following the closing, to ensure that any questions, concerns or complaints are dealt with expeditiously. We also offer a warranty program that provides for a one-year warranty on building materials, appliances and workmanship and a ten-year statutory warranty with respect to structural defects.

MARKETS

         The current stage of a division's growth cycle will vary from division to division as will the level of investment in, or dependence upon the financial results of, a particular division. The Arizona division commenced operations during the past fiscal year, and, although it did not contribute significantly to current year results, it is expected to increase its contribution during future periods.

         Our home and lot closings and land position (including joint ventures) as of and for the year ended March 31, 2001 are as follows:

                                   YEAR ENDED
                               MARCH 31, 2001(1)                        AS OF MARCH 31, 2001(1)
--------------------------------------------------  ----------------------------------------------------------------
                                                    TOTAL NUMBER OF     NUMBER OF      BUILDING SITES
                                HOMES     AVERAGE     PROJECTS FOR      PROJECTS IN        OWNED OR
           MARKET              CLOSED  SALES PRICE   DEVELOPMENT(2)    SALES STAGE(3)   CONTROLLED(4)    BACKLOG(5)
----------------------------   ------  -----------  ----------------   --------------   --------------   ------------
Southern California........        123    $297,000                 8                5              600            76
Northern California........        358     308,000                25                4            5,200           122
Colorado...................      1,396     207,000                47               17            7,100           585
Hawaii.....................        344     265,000                33                8            2,400           145
Washington.................        343     288,000                20                8            1,100            95
Oregon.....................        234     155,000                12                5              300            67
Arizona....................          1     197,000                14                3            1,600            31

    Total..................      2,799    $236,000               159               50           18,300         1,121
-----------

(1) Includes information relating to 100% of the operations of our unconsolidated joint ventures.

(2) Reflects the total number of projects owned or under option or similar contract, including projects with homes in the sales stage, under construction and projects in various stages of planning.

(3) Represents the number of active projects in respect of which home or lot sales closed or homebuyers have entered into standard sales contracts.

(4) Represents the estimated number of homes based on approximately 10,800 lots relating to land owned and approximately 7,500 lots relating to land under option or similar contracts, including homes under construction and backlog. Although we currently intend to consummate the purchase of the parcels under purchase options or similar contracts, we cannot assure you that we will complete the purchases or acquire the land under purchase options.

(5) Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

HAWAII

         We started as a homebuilder in Hawaii in 1988, where we solely operated until the mid-1990's. We currently have projects on the islands of Oahu, Maui and Kauai. In the fiscal year ended March 31, 2001, we closed 344 homes in Hawaii.

NORTHERN CALIFORNIA

         We entered California in 1996 as a start-up company. In the fiscal year ended March 31, 2001, we closed 358 home sales in our Northern California markets.

COLORADO

         We entered the Denver, Colorado homebuilding market in January 1997 by acquiring Melody Homes, Inc., one of the largest builders in the Denver market, and Melody Mortgage, which operates as a mortgage brokerage firm for Melody homebuyers. We believe we are well-positioned to benefit from potential future growth in the Denver housing market as a result of a strong land position and local market knowledge. Since its inception in 1953, Melody Homes has grown to rank consistently among the top three homebuilders in the Denver market based on number of homes sold and is managed by a senior executive with over 26 years experience with Melody Homes and in the Denver market. Our projects are principally located in Denver, Fort Collins and Colorado Springs. In the year prior to its acquisition by us, Melody Homes closed 639 home sales. Since then, Melody Homes has more than doubled its volume of homes closed to 1,385 in the fiscal year ended March 31, 2001.

OREGON

         We entered Oregon in late 1996. In October 1998, we expanded our presence in the Oregon market with the acquisition of options to purchase land and other assets from Keys Homes, Inc., a Portland, Oregon homebuilder. Keys was engaged in the construction and sale of single-family, duplex and cottage homes targeted for the entry-level market. In the fiscal year ended March 31, 2001, we closed 234 homes in Oregon.

WASHINGTON

         We entered the Puget Sound, Washington market in July 1997 by acquiring a 49.0% interest in Stafford Homes, a homebuilder with over 30 years of service in this market. We subsequently increased our ownership interest in Stafford Homes to 89.0% and 100.0% in January 1999 and January 2001, respectively. In the fiscal year ended March 31, 2001, we closed 343 homes in Washington.

SOUTHERN CALIFORNIA AND ARIZONA

         We acquired some of the assets, primarily joint venture interests and options to purchase land, of Rielly Homes, Inc., a homebuilder in southern California and Phoenix, Arizona. Since this acquisition, we closed the sales of approximately 168 homes in southern California. The Arizona operations that commenced activity in 2000 currently anticipate closing home sales in the first fiscal quarter of fiscal 2002. As of March 31, 2001, we owned or controlled approximately 600 lots in southern California and approximately 1,600 lots in Arizona.

         We currently plan to focus our expansion efforts within our existing markets and have no current plans for entry into additional markets or outside acquisitions. We will, however, continue to evaluate strategic investments, joint ventures or favorable acquisitions as a means of expanding operations.

PROJECT AND PRODUCT DESCRIPTIONS

         We have historically focused, and plan to continue to focus, on entry-level and first-time move-up housing in the form of single-family residences, townhomes and condominiums and, to a lesser extent, second-time move-up single-family homes. Generally, we determine the type of product, specification level, project amenities and pricing before completing the land acquisition process. Homes in each residential project are specifically designed to meet local buyer preferences and to be competitive within the marketplace. In designing homes, we also take into account new homes being offered by other homebuilders and homes available in the resale market.

         In California, we typically design new or modify existing home plans specific to a particular community. This ensures that the product design, specification level and amenities address the market segment, anticipated buyer preferences and site conditions such as the size of the building lot.

         In Denver and other markets, we use standardized home designs and pre-fabricated components wherever feasible. This standardization facilitates efficiencies in the on-site construction of homes and supports on-site mass production and bulk purchasing of materials by contractors and subcontractors, thus reducing costs and expensive change orders. However, we occasionally develop new designs to assure that our homes continue to attract customers.

         We attempt to maximize efficiency by using standardized design plans whenever possible and sharing design plans among projects. However, we can alter our product mix within a given project depending on market conditions, demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. As a result of our expansion into new markets, the number and location of our active projects has increased and our home designs and product mix have expanded and changed. In addition, a variety of exterior and interior options are available to allow customers the opportunity to enhance their home purchases and tailor the homes to their particular lifestyle needs.

LAND ACQUISITION AND DEVELOPMENT

         We maintain a conservative land acquisition policy designed to optimize profitability and return on capital while minimizing the risks associated with investment in land. We generally limit the number of lots acquired for a specific project so that our project build-out typically does not exceed three years. We consider a number of factors in evaluating land acquisitions, including:

     -    return on investment, risk profile and overall profitability;

     - capital required for development of the project and impact on liquidity and leverage;

     - financial and legal reviews as to the feasibility of the proposed project;

     -    management's judgment as to the real estate market economic trends;

     -    management's experience in a particular market;

     -    internal and external demographic and marketing studies;

     -    results of environmental due diligence; and

     - ability and time to secure required government approvals and entitlements.

         As part of our ongoing land acquisition policy, we normally purchase land that is already zoned and entitled for residential development.

         We generally use options or land purchase agreements to obtain control of desired parcels of land. Our purchase and option agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain any necessary governmental approvals. During the contingency period, we confirm the availability of utilities, complete marketing feasibility studies, verify site and construction costs and review soil and environmental reports. We believe that the use of purchase agreements with options in certain acquisitions may increase the price of land but in other acquisitions provides opportunities to create value by undertaking project approval and planning during the option period. We can extend many of these options for varying periods of time, in some cases by paying an additional deposit and in some cases without an additional payment.

         We have experienced an increase in competition for available land in some of our market areas, which we believe is due to an improved economy and increased governmental regulation. Our ability to maintain current levels of profitability will depend on our continued ability to locate and enter into options or agreements to purchase land, obtain governmental approvals for suitable parcels of land, and consummate the acquisition and complete the development of land.

         We also enter into partnerships or joint ventures to purchase land and develop our communities when such arrangements are necessary to acquire the land or when it appears to be economically advantageous to do so.

         Our principal focus is the construction and sale of single-family, townhome and condominium residential housing. However, we occasionally offer residential lots for sale where we perceive an attractive market opportunity, resulting in a reduction in inventories and leverage and reducing the risk associated with continued ownership.

         Our homebuilding projects have typically taken one to three years to build out. The actual length of time to build out a project depends on the project's size, regulatory approvals, economic conditions and geological conditions at the site. Larger projects are divided into phases, so that more than one product type can be developed, marketed and sold on a concurrent basis. We have typically acquired interests in tracts of land that require site improvements prior to construction and are suitable for a subdivision comprised of between 50 and 200 building lots for a respective product type. However, from time to time, we have acquired finished lots from land developers and anticipate that we will periodically acquire finished lots from land developers in the future.

         We anticipate that some of our currently planned projects in Hawaii will take longer to build out and will include a larger number of building lots. Offsite and infrastructure requirements for these larger projects that generally must be fulfilled prior to the construction of homes increase the amount of cash expended at the beginning of these projects.

CONSTRUCTION

         We typically act as our own general contractor for construction of our projects with our personnel supervising the construction process. As general contractor, we are responsible for managing the construction process, coordinating the activities of all subcontractors, suppliers and building inspectors and following design plans generally prepared by consulting architects and engineers whom we retain and whose designs target the local market. In addition, we work closely with contractors and subcontractors on engineering, site preparation, environmental impact analysis, purchasing, architectural design, site planning, coordinating governmental approvals, contract management and closings. We sometimes require our general contractors or subcontractors to post lien-free completion and performance construction bonds. We believe that our relations with our subcontractors are good. Our homes include single-family residences, townhomes and condominiums which range in size from approximately 700 to 5,000 square feet. We typically complete the construction of a home within three to eight months from commencement of construction. Our construction cycle time depends on the time of year, availability of labor, materials and supplies and other factors. Our homes are generally designed by outside architectural firms complemented by our in-house architects, in certain divisions. We occasionally depart from the traditional wood-frame method of construction and use steel building components in our projects if we believe it would be cost-effective and efficient to do so.

SALES AND MARKETING

         We view the creation and maintenance of a strong brand image as a key element of our marketing strategy. Our marketing efforts focus on anticipating and responding to customer concerns and enhancing customer satisfaction. We believe that our brand name is strengthened and reinforced through a strategic corporate advertising campaign that integrates print, point-of-purchase, web site design and collateral materials.

         To enhance the selling process, we operate design centers in most of our divisions. The design centers are staffed with interior design specialists who assist customers in selecting interior and exterior colors as well as standard options and upgrades. The decorating centers provide full-sized samples, vignettes and computer-aided graphics. We believe that design centers reduce customer anxiety in the decorating and selection process, significantly contribute to customer satisfaction and provide opportunities to enhance revenues and gross margins.

         Generally, three to four model homes are built and decorated at each project to display design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each plan type. Our personnel, along with subcontracted marketing and design consultants, seek to design exteriors and interiors of each home to coincide with the lifestyles of the targeted buyers. Various plan types and elevations are utilized to provide a more varied scene of "customization" for the buyers.

         We sell homes primarily through commissioned employees who typically work from a sales office located at each project, as well as through cooperating independent brokers. In all instances, our personnel are available to assist prospective buyers by providing them with floor plans, pricing information, financing options, tours of model homes and the selection of options and upgrades. We generally do not permit changes in home design, but home buyers may select, at additional cost, various optional amenities such as prewiring options, upgraded carpet quality, varied interior and exterior color schemes and finishes and occasionally expanded rooms and varied room configurations.

         Our objective is to minimize levels of unsold inventory by pricing our homes competitively and marketing our homes in advance of construction. We accomplish pre-sales by entering into pre-construction sales contracts with our customers. These sales contracts generally provide for requisite mortgage approval within a specified period. We attempt to minimize cancellations by requiring a cash deposit from our customers and by training our sales force to assess the qualifications of potential homebuyers.

CUSTOMER FINANCING

         We assist our home buyers in obtaining financing from mortgage lenders offering a variety of financing options, including conventional and Federal Housing Administration financing programs. We provide customer financing in the Colorado market through Melody Mortgage Co. In addition to Melody Mortgage, we expanded our mortgage brokerage operations in June 2000 by forming Schuler Mortgage, Inc. to provide mortgage loans to our buyers in Washington and Oregon. Schuler Mortgage has contracted with HomeBuilders Financial Network, Inc. to assist in initially establishing mortgage brokerage operations. We provide mortgage originations only and do not fund, retain or service mortgages that we originate. Other divisions incorporate the use of cooperative advertising arrangements with preferred lenders.

CUSTOMER SERVICE AND QUALITY ASSURANCE

         We make the quality of our homes a top priority. We strive to offer a process which provides a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. We believe the participation of the sales representatives, on-site construction supervisor and the post-closing customer service personnel, working as a team, help us build a reputation for quality service and higher customer retention and referrals.

         In addition, we maintain a customer service department that is responsible for serving pre-closing and post-closing customer needs. Prior to closing, a customer service representative accompanies the buyer on a home orientation and inspection tour. Post-closing, a customer service representative follows up with the customer to ensure satisfaction, to answer questions and to help resolve any concerns, including responding to warranty requests. In addition, to monitor customer satisfaction with the home buying experience, surveys are sent to new home buyers from the corporate office.

         Homebuyers are provided with a limited warranty program which, in general, provides for a one-year warranty on building materials, appliances and workmanship and a ten-year statutory warranty with respect to structural defects. We strive to conduct business with only those suppliers and subcontractors who provide similar warranties to us. We require liability insurance from all of our subcontractors, who repair defects until their obligations end.

COMPETITION

         The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous national, regional and local builders, including some builders with greater financial resources. Builders of new homes compete not only for homebuyers, but also for desirable properties, raw materials and skilled subcontractors. We also compete for residential sales with individual resales of existing homes and available rental housing. Competition is particularly intense when we enter or start operations in a new market area until our reputation becomes firmly established in that area. We believe that we compare favorably to other builders in the markets in which we operate and that we have significant competitive advantages. We have grown to become a top fifteen national builder and are among the top five in each market in which we have had a history of operations. Our senior management at both the corporate and divisional operating levels have extensive experience in homebuilding, land development and related real estate disciplines.

EMPLOYEES

         As of March 31, 2001, we had approximately 500 full-time employees. Although none of our employees are covered by collective bargaining agreements, some of the employees of contractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that we have good relationships with our employees and contractors.

GOVERNMENT REGULATION

         We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction, disclosure requirements, sales personnel and policies and similar matters, including local regulation that imposes restrictive zoning and density requirements limiting the number of homes that can be built within the boundaries of a particular area. Because we generally have purchased land that has already been zoned for residential development, restrictive zoning issues have not had a material adverse effect on our development activities. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given homebuilding site vary according to the site's location, the site's environmental conditions and the present and former uses of the site, as well as adjoining properties.

         Our residential developments that are in progress or are currently being planned will generally require various permits and approvals.

         In the past, governmental agencies in Hawaii have imposed various formal and informal policies at both the state and county level to promote affordable housing by placing conditions on the rezoning of land for residential development. At the present time, the state requires compliance with the various county affordable housing conditions. Each county is different as to the percentage of residential units that must be sold to eligible buyers. Eligibility is defined as the price at which a purchaser earning a percentage of the local median income is able to qualify for a mortgage.

ITEM 2.  PROPERTIES.

         We own a 27,000 square foot building in Colorado in which Melody has its corporate headquarters. We lease approximately 1,800 square feet of space for another office in Colorado under a lease expiring in 2001.

         We also lease approximately 25,000 square feet of space for our corporate headquarters in Hawaii and other divisions under leases expiring in 2001 to 2006. We currently anticipate that, as certain divisions expand, additional office space will be required. We believe that adequate space will be readily available when needed.

ITEM 3.  LEGAL PROCEEDINGS.

         We are involved from time to time in routine litigation or threatened litigation arising in the ordinary course of our business. Any such currently pending matters, if decided adversely to us, would not, in the opinion of management, have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         A special meeting of our stockholders was held on March 8, 2001 at 8:00 a.m., local time, at 828 Fort Street Mall, Fourth Floor, Honolulu, Hawaii. The special meeting was held to consider and vote upon a proposal to approve and adopt an agreement and plan of merger providing for the merger of Schuler Reorganization Sub, Inc., a wholly-owned subsidiary of Schuler Holdings, Inc., with and into Schuler Homes. The merger was one step in a reorganization which combined our business and operations with those of Western Pacific. This proposal passed, with 18,162,925 votes cast in favor, 51,220 votes cast against or withheld and 3,400 abstentions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

PRICE RANGE OF COMMON STOCK

         Our Common Stock has been quoted on the NASDAQ National Market under the symbol "SHLR" since March 20, 1992. The following table shows the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the NASDAQ National Market. These prices do not include retail markups, markdowns or commissions.

                                                          HIGH            LOW



1999
Quarter ended March 31, 1999............................  $ 9.000         $ 5.875
Quarter ended June 30, 1999.............................    8.875           5.750
Quarter ended September 30, 1999........................    8.000           6.000
Quarter ended December 31, 1999.........................    7.750           6.000
2000
Quarter ended March 31, 2000............................  $ 6.813         $ 5.250
Quarter ended June 30, 2000.............................    6.688           5.562
Quarter ended September 30, 2000........................   12.000           5.938
Quarter ended December 31, 2000.........................   11.500           7.750
2001
Quarter ended March 31, 2001............................  $15.250         $ 8.063

         As of June 15, 2001, there was 1 record and 1 beneficial holder of our Common Stock.


DIVIDENDS

         We did not declare any cash dividends on any class of our common equity in the past two most recent fiscal years or in the quarter ended March 31, 2001. We anticipate that all future earnings will be retained to finance the continuing development of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, the success of our development activities, capital requirements, the general financial condition of the company and general business conditions. Payment of dividends is also restricted by our credit facility.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data are derived from our consolidated financial statements and the related notes included elsewhere in this report and other financial data. These historical results are not necessarily indicative of the results to be expected in the future. In December 2000, we changed our accounting year-end from a December 31 year-end to a fiscal year-end of March 31. You should read the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes to those statements included elsewhere in this report in conjunction with the information contained in this table.

                                                                                                   THREE MONTHS
                                  YEARS ENDED DECEMBER 31,                                        ENDED MARCH 31,
                         -----------------------------------------------     YEAR ENDED       ----------------------
                           1996          1997        1998         1999     MARCH 31, 2001       2000          2001
                         ----------    --------    --------     --------       --------       --------      --------
                                                         (DOLLARS IN THOUSANDS)
STATEMENTS OF
OPERATIONS DATA:
Revenues............       $93,645     $229,624    $282,902     $506,778       $632,354       $160,736      $145,314
Cost and expenses:
Home and lot sales..        76,612      184,843     225,370      403,684        480,245        126,819       109,098
Selling, general
and administrative..        11,946       30,864      35,132       57,228         73,688         17,286        18,069
Non-cash charge for
impairment of
long-lived assets...        23,910           --          --           --         36,398             --            --
                         ----------    --------    --------     --------       --------       --------      --------
Total costs and
expenses............       112,468      215,707     260,502      460,912        590,331        144,105       127,167
                         ----------    --------    --------     --------       --------       --------      --------
Operating income
(loss)..............      (18,823)       13,917      22,400       45,866         42,023         16,631        18,147

Income (loss) from
unconsolidated
joint ventures......           157        (136)       2,435        1,322            136            753             2
Minority interest
in pretax income of
consolidated
subsidiary..........            --           --          --        (444)          (999)          (150)            --



Other income
(expense)...........           (9)      (4,261)     (4,243)      (4,851)        (8,237)        (1,381)       (1,662)
                         ----------    --------    --------     --------       --------       --------      --------
Income (loss)
before provision
(credit) for income
taxes...............      (18,675)        9,520      20,592       41,893         32,923         15,853        16,487
Provision (credit)
for income taxes....       (7,289)        3,634       7,876       16,173         12,505          6,161         6,330
                         ----------    --------    --------     --------       --------       --------      --------
Net income (loss)...     $(11,386)       $5,886     $12,716      $25,720        $20,418         $9,692       $10,157
                         ==========    ========    ========     ========       ========       ========      ========
Net income (loss)
per share (basic)...       $(0.55)        $0.29       $0.63        $1.29          $1.01          $0.48         $0.50
                         ==========    ========    ========     ========       ========       ========      ========
Net income (loss)
per share (diluted).       $(0.55)        $0.29       $0.63        $1.28          $1.00          $0.46         $0.46
                         ==========    ========    ========     ========       ========       ========      ========

SELECTED OPERATING
DATA (UNAUDITED)(1):
Homes closed........           512        1,427       1,827        2,643          2,799            781           624
New orders..........           453        1,757       2,100        2,936          2,851            876           763
Average sales price
per home closed.....          $225         $172        $189         $200           $236           $215          $236
Average sales price
per new order.......          $224         $172        $187         $209           $242           $237          $242
Backlog at end of
period, homes(2)....            78          408         681          974          1,121          1,069         1,121
Backlog at end of
period, aggregate
sales value(2)......       $18,277      $76,125    $123,886     $208,727       $277,408       $248,926      $277,408

                                                                       AT DECEMBER 31,
                                                           -------------------------------------------   AT MARCH 31,
                                                           1996        1997         1998       1999          2001
                                                           --------    --------     --------  --------      --------
                                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEETS DATA:
Inventories............................................    $238,358    $291,081     $325,166  $436,305      $519,013
Total assets...........................................    $268,947    $340,571     $385,543  $490,466      $595,891
Total debt.............................................    $102,190    $151,204     $177,331  $236,763      $294,047
Total stockholders' equity.............................    $157,465    $163,355     $175,555  $201,148      $231,633
-----------


(1) Includes information relating to 100% of the operations of our joint ventures.

(2) Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SECTION "SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         We design, build, and market single-family attached and detached homes to entry-level and first-time move-up buyers and, to a lesser extent, second-time move-up buyers in major suburban markets in California, Colorado, Hawaii, Washington, Oregon and Arizona. We offer a variety of homes generally ranging from 700 to 5,000 square feet in size with an average sales price during the fiscal year ended March 31, 2001 of $236,000. In the fiscal year ended March 31, 2001, we delivered 2,799 new homes and generated $632.4 million in revenues.

         Prior to our merger with Western Pacific, our fiscal year end was December 31, but in connection with the merger, we changed our fiscal year end to March 31 in order to be aligned with Western Pacific's fiscal year end. Accordingly, the year-over-year comparisons compare the fiscal year ended March 31, 2001 to the fiscal year ended

December 31, 1999 and the fiscal year ended December 31, 1999 to the fiscal year ended December 31, 1998. The presentation also includes a comparison of the three-month periods ended March 31, 2001 and March 31, 2000.

RESULTS OF OPERATIONS

         Number of homes closed, average sales prices of homes closed and backlog are set forth below for the periods indicated.

                                                      YEARS ENDED           YEAR ENDED        THREE MONTHS ENDED
                                                     DECEMBER 31,            MARCH 31,            MARCH 31,
                                                  -----------------------   -------------     ----------------------
                                                     1998        1999           2001             2000         2001
                                                  ---------    ----------    ------------      ---------   ---------
SELECTED OPERATING DATA(1)
Homes closed
    Northern California.....................             83           256             358             78         104
    Southern California.....................             --            18             123             27          32
    Colorado................................          1,090         1,448           1,396            448         299
    Hawaii..................................            340           340             344             94          79
    Washington..............................            251           273             343             55          62
    Oregon..................................             63           308             234             79          47
    Arizona.................................             --            --               1             --           1
                                                  ---------    ----------    ------------      ---------   ---------
Total homes closed..........................          1,827         2,643           2,799            781         624
                                                  ---------    ----------    ------------      ---------   ---------
New orders
    Northern California.....................            104           319             363             97          78
    Southern California.....................             --            41             162             41          46
    Colorado................................          1,300         1,623           1,335            442         346
    Hawaii..................................            322           361             402            108         113
    Washington..............................            249           301             301            123          87
    Oregon..................................            125           291             256             65          64
    Arizona.................................             --            --              32             --          29
                                                  ---------    ----------    ------------      ---------   ---------
Total new orders............................          2,100         2,936           2,851            876         763
                                                  ---------    ----------    ------------      ---------   ---------
Backlog at end of period, homes
    Northern California.....................             35            98             122            117         122
    Southern California.....................             --            23              76             37          76
    Colorado................................            477           652             585            646         585
    Hawaii..................................             52            73             145             87         145
    Washington..............................             41            69              95            137          95
    Oregon..................................             76            59              67             45          67
    Arizona.................................             --            --              31             --          31
                                                  ---------    ----------    ------------      ---------   ---------
Total backlog at end of period, homes(2)....            681           974           1,121          1,069       1,121
                                                  ---------    ----------    ------------      ---------   ---------
Backlog at period end, aggregate sales value
(in thousands)(2)...........................       $123,886      $208,727        $277,408       $248,926    $277,408
                                                  ---------    ----------    ------------      ---------   ---------
-----------

(1) Includes information relating to 100% of the operations of our unconsolidated joint ventures (271, 119, 122, 58 and 10 closings in the years ended December 31, 1998 and 1999, the year ended March 31, 2001, and the three months ended March 31, 2000 and 2001, respectively).

(2) Represents homes and lots subject to pending sales contracts that have not closed, some of which are subject to contingencies, including mortgage loan approval, the sale of existing homes by customers and project approvals by the applicable government authority. In the past, our backlog has been a reliable indicator of future closings, but we cannot assure you that homes and lots subject to pending sales contracts will close.

COMPARISON OF THE YEARS ENDED MARCH 31, 2001 AND DECEMBER 31, 1999 AND 1998

REVENUES. Revenues for the year ended March 31, 2001 were $632.4 million, an increase of 24.8% from revenues of $506.8 million for the year ended December 31, 1999. This increase is due to a 6.1% increase in number of homes closed from 2,524 for the year ended December 31, 1999 to 2,677 for the year ended March 31, 2001 and an 17.5% increase in average sales price per home closed from $200,000 for the year ended December 31, 1999 to $235,000 for the year ended March 31, 2001.

         Revenues for the year ended December 31, 1999 were $506.8 million, an increase of 79.1% from revenues of $282.9 million for the year ended December 31, 1998. This increase is due to a 62.2% increase in number of homes closed from 1,556 for the year ended December 31, 1998 to 2,524 for the year ended December 31, 1999 and a 9.9% increase in average sales price per home closed from $182,000 for the year ended December 31, 1998 to $200,000 for the year ended December 31, 1999. The increase in revenues, homes closed and sales price per home occurred in part because operating results for the year ended December 31, 1999 include Stafford Homes' operating results for the year ended December 31, 1999. Stafford Homes' average sales price per home was $246,000 for the year ended December 31, 1999. The operating results are consolidated because we increased our ownership of Stafford Homes to 89.0% in January 1999. Strong market conditions and a different mix of homes delivered in the year ended December 31, 1999 as compared to the year ended December 31, 1998 also contributed to increased revenues, homes closed and average sales price per home.

COSTS AND EXPENSES--HOME AND LOT SALES. Costs and expenses--home and lot sales for the year ended March 31, 2001 were $480.2 million, an increase of 19.0% from costs and expenses--home and lot sales for the year ended December 31, 1999 of $403.7 million. The increase reflects the larger number of homes closed in the year ended March 31, 2001 relative to the year ended December 31, 1999. As a percentage of revenues, costs and expenses--home and lot sales decreased to 75.9% for the year ended March 31, 2001 from 79.7% for the year ended December 31, 1999.

         Costs and expenses--home and lot sales for the year ended December 31, 1999 were $403.7 million, an increase of 79.1% from costs and expenses--home and lot sales for the year ended December 31, 1998 of $225.4 million. The increase reflects the larger number of homes closed in the year ended December 31, 1999 relative to the year ended December 31, 1998. As a percentage of revenues, costs and expenses--home and lot sales were 79.7% for the years ended December 31, 1999 and 1998.

COSTS AND EXPENSES--SELLING AND COMMISSIONS. Selling and commissions expenses for the year ended March 31, 2001 were $38.4 million, an increase of 21.0% compared to selling and commissions expenses for the year ended December 31, 1999 of $31.7 million. The increase is primarily attributable to a higher level of homes closed in the year ended March 31, 2001 compared to the year ended December 31, 1999. As a percentage of revenues, selling and commissions expenses decreased to 6.1% for the year ended March 31, 2001 from 6.3% for the year ended December 31, 1999.

         Selling and commissions expenses for the year ended December 31, 1999 were $31.7 million, an increase of 66.0% compared to selling and commissions expenses for the year ended December 31, 1998 of $19.1 million. The increase is primarily attributable to a higher level of homes closed in the year ended December 31, 1999 compared to the year ended December 31, 1998. As a percentage of revenues, selling and commissions expenses decreased to 6.3% for the year ended December 31, 1999 from 6.8% for the year ended December 31, 1998.

COSTS AND EXPENSES--GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended March 31, 2001 were $35.3 million, an increase of 38.5% compared to general and administrative expenses for the year ended December 31, 1999 of $25.5 million, primarily due to expansion at our U.S. mainland divisions. As a percentage of revenues, general and administrative expenses increased to 5.6% in the year ended March 31, 2001 from 5.0% in the year ended December 31, 1999. This increase is a result of general and administrative expenses incurred at the new Southern California and Arizona divisions, where only 56 homes closed as of March 31, 2001.

In addition, this increase includes the accrual of incentive bonuses, which reward employees for higher profit margins and higher returns on investment.

         General and administrative expense increased by $9.5 million or 59.2% during the year ended December 31, 1999 as compared to general and administrative expenses of $16.0 million for the year ended December 31, 1998. As a percentage of revenues, general and administrative expense decreased to 5.0% in the year ended December 31, 1999 from 5.7% in the year ended December 31, 1998. The decrease is a result of general and administrative expenses increasing at a slower rate than revenues.

INCOME FROM UNCONSOLIDATED JOINT VENTURES. Income from unconsolidated joint ventures represents (i) a 50% interest in the operations of two joint ventures in Hawaii, (ii) a 50% interest in a joint venture in Colorado, (iii) a 24.5% to 49% interest in joint ventures in Southern California. Income from unconsolidated joint ventures decreased by $1.2 million during the year ended March 31, 2001 as compared to the year ended December 31, 1999. During 1999, the majority of the closings occurred in the Colorado joint venture project, which was much more profitable than the joint venture projects in other locations.

         For the year ended December 31, 1998, income from unconsolidated joint ventures represents a 49.0% interest in the operations of Stafford Homes, in addition to a 50.0% interest in the operations of two joint ventures in Hawaii. Income from unconsolidated joint ventures decreased for the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily because we accounted for Stafford Homes as a consolidated subsidiary for the year ended December 31, 1999, rather than an unconsolidated joint venture.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest in pretax income of consolidated subsidiary represents income relating to the 11.0% of Stafford Homes not owned through December 31, 2000. In January 2001, we purchased the remaining 11.0% of Stafford Homes not already owned.

OTHER EXPENSE. Other expense consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; reduced by (iv) interest income. The increase in other expense from the year ended December 31, 1999 to the year ended March 31, 2001 is due to a higher amount of interest expensed rather than capitalized at the Oregon division, resulting from a decrease in the amount of inventory under construction due to the current softness in the Oregon real estate market conditions and also due to the following, which occurred during the quarter ended June 30, 2000: (i) the amortization of the unamortized balance of intangibles associated with the acquisition of certain assets of Keys Homes in October 1998 and (ii) the forgiveness of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division.

         The increase in other expense of $608,000 from the year ended December 31, 1998 to the year ended December 31, 1999 is primarily attributable to additional interest expense resulting from the consolidation of Stafford Homes offset by a lower ratio of debt to inventory under development at divisions other than Stafford Homes.

PROVISION (CREDIT) FOR INCOME TAXES. Our effective combined income tax rate was approximately 38.0% for the year ended March 31, 2001, 38.6% for the year ended December 31, 1999 and 38.2% for the year ended December 31, 1998.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

REVENUES. Revenues for the quarter ended March 31, 2001 were approximately $145.3 million as compared to approximately $154.5 million (excluding the sale of a land parcel) during the quarter ended March 31, 2000. This represents a decrease of approximately $9.2 million or 6.0%. The decrease in revenues reflects a smaller number of homes closed, offset in part by higher average sales prices in the quarter ended March 31, 2001 relative to the quarter ended March 31, 2000. The average sales price per home increased to $237,000 during the quarter ended March 31, 2001, an increase from an average sales price per home of $214,000 during the quarter ended March 31, 2000.

         Revenues from land sales were $6.2 million during the quarter ended March 31, 2000, resulting from the sale of a land parcel in Northern California. Generally, land sale revenues will fluctuate with decisions to maintain or decrease land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by us and prevailing market conditions.

COSTS AND EXPENSES--HOME AND LOT SALES. Costs and expenses--home and lot sales decreased from approximately $122.7 million (excluding the cost of a land parcel sold) during the quarter ended March 31, 2000 to approximately $109.1 million during the same period in 2001, representing a decrease of approximately $13.6 million or 11.1%. This decrease reflects a smaller number of homes closed and related decreased revenue during the quarter ended March 31, 2001 relative to the quarter ended March 31, 2000. As a percentage of revenues, costs and expenses--home and lot sales decreased from 79.4% to 75.1%. This decrease is primarily attributable to higher margins realized in Northern California and Colorado. Sales price increases in the Colorado market was the main contributor to this margin expansion. Average sales prices of homes closed in Colorado increased from approximately $193,000 during the quarter ended March 31, 2000 to $207,000 during the quarter ended March 31, 2001. While some of the sales price increases are the result of a different mix of homes closed, much of them are due to market strength.

COSTS AND EXPENSES--SELLING AND COMMISSIONS. Selling and commissions expenses represented approximately 6.2% and 5.8% of revenues from home and lot sales (excluding land sales) during the quarters ended March 31, 2001 and 2000, respectively. The increase in selling and commissions expenses as a percentage of revenues is primarily a result of advertising and marketing costs incurred in the Southern California and Arizona divisions during the quarter ended March 31, 2001.

COSTS AND EXPENSES--GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.7 million during the quarter ended March 31, 2001 as compared to the same period in 2000, primarily due to expansion at our U. S. mainland divisions. As a percentage of revenues, general and administrative expenses increased from 5.2% during the quarter ended March 31, 2000 to 6.3% during the quarter ended March 31, 2001. This increase is a result of general and administrative expenses incurred at the new Southern California and Arizona divisions, where only 31 homes closed during the quarter ended March 31, 2001. In addition, the increase includes the accrual of incentive bonuses, which reward employees for higher profit margins and higher returns on investment.

INCOME FROM UNCONSOLIDATED JOINT VENTURES. Income from unconsolidated joint ventures represents (i) a 50% interest in the operations of two joint ventures in Hawaii, (ii) a 50% interest in a joint venture in Colorado in 2000 and (iii) a 24.5% to 49% interest in joint ventures in Southern California. During the quarter ended March 31, 2001, there were only 10 sales closed at joint venture projects, compared to 58 during the quarter ended March 31, 2000. As a result, income from unconsolidated joint ventures declined from $753,000 in the quarter ended March 31, 2000 to $2,000 in the quarter ended March 31, 2001.

MINORITY INTEREST IN PRETAX INCOME OF CONSOLIDATED SUBSIDIARY. Minority interest in pretax income of consolidated subsidiary represents the income relating to the 11% of Stafford not owned. We acquired the remaining 11% interest in January 2001.

OTHER EXPENSE. Other expense consists primarily of (i) interest incurred less interest capitalized to inventory (interest expense), (ii) amortization of financing fees, net of amounts capitalized to inventory, and (iii) amortization of goodwill and covenants-not-to-compete; less interest income. The increase in other expense from the quarter ended March 31, 2000 to the quarter ended March 31, 2001 is primarily due to interest expense relating to land recently purchased, but not yet under development.

PROVISION FOR INCOME TAXES. Our effective income tax rate for the quarters ended March 31, 2001 and March 31, 2000 was approximately 38.4% and 38.9%, respectively.

SCHULER RESIDENTIAL -- LIQUIDITY AND CAPITAL RESOURCES

         We require significant capital resources to acquire land, develop land into building lots, construct and market our homes and pay our overhead and administrative expenses. In addition, funds are required for market expansion, and to make interest and principal payments on outstanding debt.

         In March 2001, we increased our revolving credit facility with a consortium of banks from $170 million to $200 million. The revoloving credit facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. We can select an interest rate based on LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on our leverage and interest coverage ratios, as defined interest rates may vary from LIBOR plus 1.6% to 2% or prime rate plus 0% to 0.25%. The revolving credit facility contains certain affirmative and negative covenants, including the requirement to maintain certain financial ratios. As of the year ended March 31, 2001, we were in compliance with such financial ratios and covenants. Subsequent to March 31, 2001, this revolving credit facility was repaid and terminated by Schuler Homes, Inc. using the proceeds of the June 2001 notes offerings described below.

         In May 1998, we issued $100 million aggregate principal amount of 9% senior notes due April 15, 2008. The senior notes are unsecured senior obligations of our and rank equally with our revolving credit facilities. We received net proceeds from the issuance of the senior notes of approximately $97.2 million (net of discounts and offering costs and expenses), which we used to repay a portion of our then-existing line of credit. The senior notes are not redeemable at our option prior to April 15, 2003, but thereafter the senior notes may be redeemed at a price initially equal to 104.50% of the principal amount, decreasing in stages to 100% of the principal amount from and after April 15, 2006. We are obligated to make an offer to purchase a portion of the senior notes if we do not maintain minimum consolidated net worth, as defined, of at least $75 million, or if a change of control occurs. In addition, the senior notes contain other restrictive covenants that, among other things, impose limitations on our ability to incur additional indebtedness.

         In January 1993, we issued $50 million aggregate principal amount of 6.5% convertible subordinated debentures due January 15, 2003. In February 1993, the related over-allotment option for an additional $7.5 million was exercised in full. The convertible debentures are convertible at any time prior to maturity into shares of our common stock at a conversion price of $21.82 per share, subject to certain adjustments. As of the year ended March 31, 2001, none of the convertible debentures have been converted into shares of our common stock and the total principal amount outstanding was $57.5 million.

         On June 28, 2001, Schuler Homes, Inc. issued $250 million of 9 3/8% senior notes due 2009 and $150 million of 10 1/2 senior subordinated notes due 2011. Simultaneous with the closing of the notes offerings, Schuler Homes, Inc. entered into a new $225 million senior unsecured revolving credit facility. For a complete description of this refinancing, please reference the Annual report on Form 10-K of our parent company, Schuler Homes, Inc. to be filed with the Securities and Exchange Commission in July 2001.

         We previously entered into two interest rate swaps. One swap required us to pay a fixed rate of 5.57% on $30 million, while receiving an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR reset at or above 7.0%, the swap reversed for that payment period and no interest payments were exchanged. The second swap, which become effective on August 9, 1999, required us to pay interest at a floating one-month LIBOR on $30.0 million, while receiving an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid was recognized during the period as an adjustment to interest incurred. Both swaps were cancelled on October 12, 2000 at a cost of approximately $18,000.

         As of March 31, 2001, we had no material commitments or material off-balance sheet financing arrangements that would tend to affect future liquidity and we anticipate that we can satisfy our current and near-term capital requirements based on our current capital resources and additional liquidity available under our revolving credit facility. We believe we can meet our long-term capital needs, including meeting debt payments and refinancing or paying off other long-term debt, from operations and external financing sources, assuming that no significant adverse changes in our business or general economic conditions occur. However, we can make no assurance that we will not require additional financing and may need additional funds to support more rapid expansion, responding to competitive pressures or respond to unanticipated requirements. We can make no assurance that additional funding will be available on attractive terms, or at all.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility, where interest rates vary based upon LIBOR or prime rates. As an example, based upon our average bank borrowings of $99.0 million during the fiscal year ended March 31, 2001, if the interest rate indexes on which our bank borrowing rates are based increased 100 basis points in the year ending March 31, 2002, interest incurred would increase and cash flow would decrease for the year by $990,000. We would expense a portion of the increased interest as a period cost for the year ending March 31, 2002. The balance of the increased interest would be capitalized to real estate inventories and expensed as part of the cost of sales in the year ending March 31, 2002, and in future years.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors...........................................................................    23
Consolidated Balance Sheets, March 31, 2001 and 2000.....................................................    24
Consolidated Statements of Income for years ended March 31, 2001, December 31, 1999 and 1998, and
the three-month period ended March 31, 2000..............................................................    25
Consolidated Statements of Stockholders' Equity for years ended March 31, 2001, December 31, 1999 and
1998 and the three-month period ended March 31, 2000.....................................................    26
Consolidated Statements of Cash Flows for years ended March 31, 2001, December 31, 1999 and 1998, and
the three-month period ended March 31, 2000..............................................................    27
Notes to Consolidated Financial Statements...............................................................    29

SCHEDULES

         All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is information concerning our directors and executive officers during the period covered by the report. Please note that, due to our June 21, 2001 merger with and into our parent company, Schuler Homes, we no longer have, and the following persons are not serving as, independent directors and officers.

                                                                                   CLASS AND YEAR IN WHICH
NAME                       PRINCIPAL OCCUPATION                  DIRECTOR SINCE        TERM WILL EXPIRE        AGE*
----------------------     ----------------------------------    ----------------  ------------------------   -------
James K.                   Chairman of the Board, President           1992                 Class I              62
Schuler..........          and Chief Executive Officer of                                    2001
                           Schuler Residential, Inc.

Pamela S.                  Senior Vice President of Finance           1992                 Class II             40
Jones...............       and Chief Financial Officer of                                    2003
                           Schuler Residential, Inc.

Martin T.                  Independent businessman                    1992                 Class II             66
Hart................                                                                         2003

Thomas A. Bevilacqua...    Chief Corporate Development and            1997                Class III             44
                           Strategic Investment Officer,                                     2002
                           E*Trade Group, Inc.

Douglas M. Tonokawa...     Vice President of Finance and               ___                   ___                42
                           Chief Accounting Officer of
                           Schuler Residential, Inc.
-----------

*        As of June 15, 2001.

         JAMES K. SCHULER founded Schuler Residential and has been its Chairman of the Board, President and Chief Executive Officer since its incorporation in January 1992. From 1988 to January 1992, Mr. Schuler served as

Chairman of the Board, President and Chief Executive Officer of JPS Hawaii, Inc., our predecessor. Since 1973, he has also been President of James K. Schuler & Associates, Inc., a private single- and multi-family development company that previously constructed homes in Hawaii, California, Washington and Texas.

         PAMELA S. JONES has been our Senior Vice President of Finance and Chief Financial Officer since January 1992. As previously announced, Ms. Jones has taken a leave of absence from her employment with us, but will remain active as a Director on the Board of Directors of our parent company, Schuler Homes, Inc. and is available to us for consultation, as needed. From July 1988 to January 1992, Ms. Jones served as Vice President of Finance and Chief Financial Officer of JPS Hawaii, Inc. From September 1983 to May 1988, Ms. Jones was employed as an accountant and Manager in the Seattle, Washington office of Touche Ross & Co. Ms. Jones is the daughter of Mr. Schuler.

         MARTIN T. HART has served as a director since April 1992. Mr. Hart is a private investor who has owned and managed a number of companies over the years. Most recently, Mr. Hart was an owner and co-manager of Lake Catamount joint venture, which he sold in 1996. Mr. Hart has also served as a director of P.J. America, Inc., a food service company, since 1992, MassMutual Corporate Investors, an investment company, since 1991, MassMutual Participation Investors, Inc., an investment company, since 1991, T-Netix, Inc., a communications company, since 1997 and Vail Banks, Inc., a bank holding company, since 1997.

         THOMAS A. BEVILACQUA has been a director of our company since April 1997. Mr. Bevilacqua is Chief Corporate Development & Strategic Investment Officer of E*Trade Group, Inc. From 1991 to April 1999 Mr. Bevilacqua was a partner of Brobeck, Phleger & Harrison LLP. Mr. Bevilacqua is also a director of E*Trade Online Ventures.

         DOUGLAS M. TONOKAWA has been our Vice President of Finance since September 1992. He has also served as our Chief Accounting Officer since 1996. From 1982 to September 1992, Mr. Tonokawa was employed at Ernst & Young LLP, a national accounting firm, where he reached the level of Senior Manager.

**In connection with our merger with Western Pacific on April 3, 2001, two of our former directors (one of which was also an executive officer) ceased to be directors of the company and, because of the effect of the combination of our operations with those of Western Pacific as a result of the merger, three of our executive officers ceased to be Section 16 officers of the Company. Michael T. Jones, our Executive Vice President of Operations/Hawaii Division president, and a director since 1992, no longer serves as a director of our company, but continues to serve as the Hawaii Division President. Bert T. Kobayashi, Jr., a director since 1992, no longer serves as a director of the Company. Harvey L. Goth, our Senior Vice President of Acquisition and Development continues in that role, which now focuses primarily on our Hawaii market. Finally, David L. Oyler, the Division President of Melody Homes, Inc., continues to serve as the president of our Colorado division.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information with respect to
(i) our chief executive officer and (ii) our four most highly compensated executive officers other than the chief executive officer (collectively, the "named executive officers"), who served our company during the reporting period. Please note that, due to our June 21, 2001 merger with and into our parent company, Schuler Homes, we no longer have, and the following persons are not serving as, independent directors and officers.

                                                                                                     LONG TERM
                                                             ANNUAL COMPENSATION                   COMPENSATION
                                                ---------------------------------------------    -----------------
                                    FISCAL                                     OTHER ANNUAL      AWARDS SECURITIES
    NAME AND PRINCIPAL POSITION      YEAR(*)    SALARY($)(1)    BONUS($)    COMPENSATION($)(2) UNDERLYING OPTIONS(*)
----------------------------------  --------      --------    -----------  ------------------  ---------------------
James K. Schuler..                     2001        650,000        709,120              --             25,000(3)
         Chairman, President and       2000        650,000        511,700              --                 --
         Chief Executive Officer       1999        650,000        428,720              --                 --
                                       1998        650,000        210,390              --                 --

Harvey L. Goth(9)                      2001        111,833        120,857              --              6,000(4)
         Senior Vice President of      2000        149,000        127,926              --              2,000(5)
         Acquisition & Development     1999        149,000        107,181              --              3,000(5)
                                       1998        149,000         52,733              --              3,500(5)

Pamela S. Jones...                     2001        165,000        413,921              --             29,000(6)
         Senior Vice President and     2000        165,000        305,850              --             10,000(5)
         Chief Financial Officer,
         Director                      1999        165,000        264,360              --             15,000(5)
                                       1998        157,500        105,465              --             35,000(5)

David L. Oyler(10)                     2001        139,256      1,013,156              --             21,800(7)
         Colorado Division             2000        139,256        716,397              --              4,300(5)
         President--Melody Homes,
         Inc.                          1999        139,256        661,818              --              6,000(5)
                                       1998        139,256        459,027              --             15,000(5)

Douglas M. Tonokawa                    2001        120,000        217,283              --             16,500(8)
         Vice President of Finance     2000        120,000        127,926              --              3,000(5)
                                       1999        120,000        107,181              --              5,000(5)
                                       1998        113,000         52,733              --             10,000(5)

* We recently changed our fiscal year-end from December 31 to March 31. Thus, information with respect to our executives is presented for the fiscal years ended March 31, 2001, March 31, 2000, December 31, 1999 and December 31, 1998.

(1) Salary includes amounts deferred pursuant to the 401(k) Retirement Savings Plan.

(2) Represents our discretionary and matching contributions made to the 401(k) Retirement Savings Plan.

(3) Represents options to purchase shares of Class A common stock of our parent corporation, Schuler Homes, Inc., granted in November 2000.

(4) Includes (a) options to purchase 5,000 shares of Class A common stock of our parent corporation, Schuler Homes, Inc., granted in November 2000 and
     (b) options to purchase shares of our common stock, which have been converted into options to purchase shares of Class A common stock of our parent corporation, Schuler Homes, Inc., in connection with the merger.

(5) Represents options to purchase shares of our common stock, which have been converted into options to purchase shares of Class A common stock of our parent corporation, Schuler Homes, Inc., in connection with the merger.

(6) Includes (a) options to purchase 25,000 shares of Class A common stock of our parent corporation, Schuler Homes, Inc., granted in November 2000 and
     (b) options to purchase shares of our common stock, which have been converted into options to purchase shares of Class A common stock of our parent corporation, Schuler Homes, Inc., in connection with the merger.

(7) Includes (a) options to purchase 20,000 shares of Class A common stock of our parent corporation, Schuler Homes, Inc., granted in November 2000 and
     (b) options to purchase shares of our common stock, which have been converted into options to purchase shares of Class A common stock of our parent corporation, Schuler Homes, Inc., in connection with the merger.

(8) Includes (a) options to purchase 15,000 shares of Class A common stock of our parent corporation, Schuler Homes, Inc., granted in November 2000 and
     (b) options to purchase shares of our common stock, which have been converted into options to purchase shares of Class A common stock of our parent corporation, Schuler Homes, Inc., in connection with the merger.

(9) In connection with our merger with Western Pacific on April 3, 2001, and because of the effect of the combination of our operations with those of Western Pacific as a result of the merger, Mr. Goth ceased to be a Section 16 officer of the Company, although he continues to serve as our Senior Vice President of Acquisition & Development, focusing on our Hawaii market. The reduction in Mr. Goth's salary during the fiscal year ended March 31, 2001 reflects his move to a part time schedule.

(10) In connection with our merger with Western Pacific on April 3, 2001, and because of the effect of the combination of our operations with those of Western Pacific as a result of the merger, Mr. Oyler ceased to be a Section 16 officer of the Company, although he continues to serve as the president of our Colorado Division.

EMPLOYMENT AGREEMENTS

         In January 1992, prior to our initial public offering, Mr. Schuler entered into an employment agreement with us to serve as our Chief Executive Officer. Mr. Schuler's base annual salary, initially $420,000, was increased to $650,000 effective April 1, 1994. The employment agreement had an initial term of three years and required Mr. Schuler to devote substantially all of his time to our affairs. The employment agreement is automatically renewable for a one-year term commencing on each anniversary of the date of such agreement, unless either party notifies the other party otherwise. Our compensation committee played no role in the negotiation of this agreement. In 1999, Mr. Schuler received a bonus allocation equal to approximately 1.0% of our overall pretax income before bonus expense related to corporate personnel. The employment agreement was terminated upon the closing of our reorganization and Mr. Schuler entered into an employment agreement with our parent corporation, Schuler Homes, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 15, 2001, certain information regarding the beneficial ownership of our common stock by each person who beneficially owns more than 5.0% of our common stock:


NAME AND ADDRESS OF BENEFICIAL OWNERS                  COMMON STOCK                  % VOTING POWER(1)
-------------------------------------                  ------------                  -----------------
Schuler Homes, Inc., 828 Fort Street                        100                            100%
Mall, Fourth Floor, Honolulu, Hawaii
96813

         The following table sets forth, as of June 15, 2001, certain information regarding the beneficial ownership of each class of equity securities of Schuler Homes, Inc., our parent corporation by: (i) each of our executive officers and directors; and (ii) all of our executive officers and directors, as a group:


NAME AND ADDRESS OF BENEFICIAL OWNERS     CLASS A SHARES % CLASS A      CLASS B SHARES   % CLASS B    % VOTING POWER(1)
-------------------------------------     -----------      ---------     -----------     ---------     -------------
James K. Schuler(2)**................      10,433,828          48.0%              --          --               33.5%
James K. Schuler Revocable Living           9,619,763          44.2%              --          --               30.9%
Trust**..............................
Thomas A. Bevilacqua(3)**............          27,500              *              --          --                   *
Martin T. Hart(4)**..................          44,808              *              --          --                   *
Pamela S. Jones(5)**.................         125,418              *              --          --                   *
Douglas M. Tonokawa(6)**.............          44,590              *              --          --                   *
All directors and executive officers       10,676,144          48.5%              --          --               34.0%
as a group
-----------

*    Less than one percent.

** The address for each of these stockholders or beneficial owners is 828 Fort Street Mall, Fourth Floor, Honolulu, Hawaii 96813.

(1) Represents the percentage of voting power of these stockholders or beneficial owners of Class A and Class B common stock of our parent corporation, Schuler Homes, Inc., were to vote as a single class. Holders of our Class A common stock have one vote per share, and holders of our Class B common stock have one-half vote per share. However, the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting as a separate class, must approve mergers, consolidations, a dissolution or liquidation, or a sale of substantially all of our assets and some amendments to the certificate of incorporation of our parent corporation, Schuler Homes, Inc. Holders of each class also elect their own directors. If the Class A common stock and Class B common stock were to vote as separate classes, the percentage of voting power of these stockholders or beneficial owners within each class is set forth above under the columns headed "% Class A" and "% Class B."

(2) Includes a total of 814,065 shares held of record by The James and Patricia Schuler Foundation and the James K. Schuler 1998 Qualified Annuity Trust, and 9,619,763 shares held by the James K. Schuler Revocable Living Trust. Mr. Schuler is the sole trustee of the James K. Schuler Revocable Living trust and the James K. Schuler 1998 Qualified Annuity Trust. Mr. Schuler, Ms. Jones and three of Mr. Schuler's other children not sharing the same household serve as directors of The James and Patricia Schuler Foundation.

(3) Includes 27,500 shares issuable to Mr. Bevilacqua upon the exercise of stock options.

(4) Includes 44,808 shares issuable to Mr. Hart upon the exercise of stock options.

(5) Includes one share over which Ms. Jones has sole voting and investment power, 36,600 shares over which Ms. Jones shares voting and investment power with her spouse and 88,817 shares issuable to Ms. Jones upon the exercise of stock options. Ms. Jones is Mr. Schuler's daughter.

(6) Includes 32,844 shares issuable to Mr. Tonokawa upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         From time to time, we have engaged the law firm of Kobayashi, Sugita & Goda to perform legal work. Bert T. Kobayashi, Jr., a director of our company from June 1992 to April 2001, is a senior partner of this Honolulu law firm.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

         See "Item 8.  Financial Statements and Supplementary Data."

(B)      REPORTS ON FORM 8-K.

         (1) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 26, 2001 to disclose, under Item 9, an investor presentation presented by Schuler Homes, Inc. on March 27, 2001 by our executive management regarding the reorganization of the company and Western Pacific Housing, Inc.

(C)      EXHIBITS.

         See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(D)      SEE ITEM 14(C).

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Schuler Homes, Inc.

(presently known as Schuler Residential, Inc.)

         We have audited the accompanying consolidated balance sheets of Schuler Homes, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended March 31, 2001, the three-month period ended March 31, 2000 and for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuler Homes, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended March 31, 2001, the three-month period ended March 31, 2000 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP
Honolulu, Hawaii
May 16, 2001

                               SCHULER HOMES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                  MARCH 31,
                                                                                        ----------------------------
                                                                                            2001             2000
                                                                                        ------------     -----------
ASSETS
    Cash and cash equivalents (restricted--Note 1).....................................   $5,366,000      $4,737,000
    Real estate inventories (Note 2)...................................................  519,013,000     442,925,000
    Investments in unconsolidated joint ventures (Note 3)..............................    9,724,000      10,120,000
    Deferred income taxes (Note 4).....................................................   17,389,000       2,819,000
    Intangibles, net (Note 1)..........................................................   13,369,000      15,149,000
    Other assets (Note 11).............................................................   31,030,000      21,135,000
                                                                                        ------------     -----------
        Total assets................................................................... $595,891,000    $496,885,000
                                                                                        ------------     -----------
                                                                                        ------------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable...................................................................  $39,735,000     $33,964,000
    Accrued expenses...................................................................   30,476,000      25,447,000
    Notes payable to bank (Note 5).....................................................  134,469,000      60,974,000
    Notes payable to others (Note 2)...................................................    3,208,000       7,587,000
    Senior notes (Note 6)..............................................................   98,870,000      98,711,000
    Convertible subordinated debentures (Note 7).......................................   57,500,000      57,500,000
                                                                                        ------------     -----------
        Total liabilities..............................................................  364,258,000     284,183,000

Commitments and contingencies (Notes 5 and 8)
Minority interest in consolidated subsidiary (Note 3)..................................           --       1,845,000

STOCKHOLDERS' EQUITY (NOTES 1, 7, 9 AND 11):
    Common stock, $.01 par value; 30,000,000 shares authorized;
       21,466,130 and 21,400,646 shares issued at March 31, 2001 and
       2000, respectively..............................................................      215,000         214,000
    Additional paid-in capital.........................................................   96,543,000      96,186,000
    Retained earnings..................................................................  143,592,000     123,174,000
    Treasury stock, at cost; 1,299,700 shares at March 31, 2001 and 2000...............  (8,717,000)     (8,717,000)
                                                                                        ------------     -----------
        Total stockholders' equity.....................................................  231,633,000     210,857,000
                                                                                        ------------     -----------
    Total liabilities and stockholders' equity......................................... $595,891,000    $496,885,000
                                                                                        ------------     -----------

                             See accompanying notes.

                               SCHULER HOMES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                  YEAR ENDED    THREE MONTHS ENDED ---------------------------
                                                MARCH 31, 2001    MARCH 31, 2000        1999           1998
                                                --------------  ----------------   ------------   ------------

Revenues:
    Home and lot sales.......................    $632,354,000       $160,736,000   $506,778,000   $282,902,000
Costs and Expenses:
    Home and lot sales.......................     480,245,000        126,819,000    403,684,000    225,370,000
    Selling and commissions..................      38,398,000          8,902,000     31,747,000     19,124,000
    General and administrative...............      35,290,000          8,384,000     25,481,000     16,008,000
   Non-cash charge for impairment of
       long-lived assets.....................      36,398,000                 --             --             --
                                                --------------  ----------------   ------------   ------------
       Total costs and expenses..............     590,331,000        144,105,000    460,912,000    260,502,000
                                                --------------  ----------------   ------------   ------------
Operating income.............................      42,023,000         16,631,000     45,866,000     22,400,000
Income (loss) from unconsolidated joint
     ventures (Note 3).......................         136,000            753,000      1,322,000      2,435,000
Minority interest in pretax income of
     consolidated subsidiary.................        (999,000)          (150,000)      (444,000)             --
Other income (expense).......................      (8,237,000)        (1,381,000)    (4,851,000)    (4,243,000)
                                                --------------  ----------------   ------------   ------------
Income before provision for income taxes......     32,923,000         15,853,000     41,893,000     20,592,000
Provision for income taxes (Note 4)...........     12,505,000          6,161,000     16,173,000      7,876,000
                                                --------------  ----------------   ------------   ------------
Net income....................................    $20,418,000         $9,692,000    $25,720,000    $12,716,000
                                                ==============  ================   ============   ============
Net income per share (Note 12):
    Basic.....................................          $1.01              $0.48          $1.29          $0.63
                                                ==============  ================   ============   ============

    Diluted....................................         $1.00              $0.46          $1.28          $0.63
                                                ==============  ================   ============   ============

                             See accompanying notes.

                               SCHULER HOMES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          ADDITIONAL
                                                   COMMON STOCK            PAID-IN         RETAINED       TREASURY
                                                 SHARES        AMOUNT       CAPITAL        EARNINGS         STOCK          TOTAL
                                               ----------     --------    -----------     -----------   -----------    ------------
     Balance at December 31, 1997............  20,100,927     $209,000    $93,100,000     $75,046,000   $(5,000,000)   $163,355,000
     Issuance of common stock from
       exercise of stock options (Note 9)....      17,538           --        101,000              --             --        101,000
     Reacquisition of the Company's common
       stock.................................    (95,000)           --             --              --      (617,000)      (617,000)
     Net income..............................          --           --             --      12,716,000             --     12,716,000
                                               ----------     --------    -----------     -----------   -----------    ------------
     Balance at December 31, 1998............  20,023,465      209,000     93,201,000      87,762,000    (5,617,000)    175,555,000
     Issuance of common stock from
       exercise of stock options (Note 9)....      23,730           --        134,000              --             --        134,000
     Issuance of common stock under
       Employee Stock Purchase Plan                55,630        1,000        348,000              --             --        349,000
       (Note 9).................................
     Reacquisition of the Company's common
       stock.................................   (409,400)           --             --              --    (2,969,000)    (2,969,000)
     Issuance of common stock in
       connection with acquisition                400,000        4,000      2,355,000              --             --      2,359,000
       (Note 11).............................
     Net income..............................          --           --             --      25,720,000             --     25,720,000
                                               ----------     --------    -----------     -----------   -----------    ------------
     Balance at December 31, 1999............  20,093,425      214,000     96,038,000     113,482,000    (8,586,000)    201,148,000
     Issuance of common stock under
       Employee Stock Purchase Plan                28,821           --        148,000              --             --        148,000
       (Note 9).................................
     Reacquisition of the Company's common
       stock.................................    (21,300)           --             --              --      (131,000)      (131,000)
     Net income..............................          --           --             --       9,692,000             --      9,692,000
                                               ----------     --------    -----------     -----------   -----------    ------------
     Balance at March 31, 2000...............  20,100,946      214,000     96,186,000     123,174,000    (8,717,000)    210,857,000
     Issuance of common stock from
       exercise of stock options (Note 9)....      17,002           --         91,000              --             --         91,000
     Issuance of common stock under
       Employee Stock Purchase Plan                48,482        1,000        266,000              --             --        267,000
       (Note 9).................................
     Net income..............................          --           --             --      20,418,000             --     20,418,000
                                               ----------     --------    -----------     -----------   -----------    ------------
     Balance at March 31, 2001...............  20,166,430     $215,000    $96,543,000    $143,592,000   $(8,717,000)   $231,633,000
                                               ----------     --------    -----------     -----------   -----------    ------------

                             See accompanying notes.

                               SCHULER HOMES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS
                                                                            ENDED
                                                          YEAR ENDED      MARCH 31,       YEAR ENDED DECEMBER 31,
                                                         MARCH 31, 2001      2000           1999            1998
                                                           ------------    ----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.............................................  $20,418,000    $9,692,000     $25,720,000    $12,716,000
   Adjustment to reconcile net income to net cash
     provided by (used in) operating activities
   Depreciation and amortization expense..................    6,409,000     1,413,000       5,371,000      3,162,000
   Income distribution received from unconsolidated
     joint ventures in excess of income recognized
     (income from unconsolidated joint ventures
     recognized in excess of income distribution              1,762,000     (224,000)         700,000    (2,360,000)
     received)............................................
   Change in principal balance of notes receivable........      737,000        49,000         817,000        207,000
   Increase in allowance for doubtful accounts............      441,000            --              --         96,000
   Forgiveness of receivables.............................      480,000            --              --             --
   Minority interest......................................      999,000       150,000         444,000             --
   Non-cash charge for impairment of long-lived assets....   36,398,000            --              --             --
   Changes in assets and liabilities
   (Increase) decrease in real estate inventories.........(111,977,000)   (2,228,000)    (61,756,000)   (34,375,000)
   (Increase) decrease in other assets.................... (10,631,000)     (128,000)     (1,036,000)    (1,622,000)
   Increase (decrease) in accounts payable................    5,771,000     2,145,000      10,989,000      3,149,000
   Increase (decrease) in accrued expenses................    5,029,000     6,521,000       3,907,000      2,473,000
   Change in deferred income taxes........................ (14,570,000)     (457,000)       1,056,000        584,000
                                                           ------------    ----------     -----------    -----------
     Net cash provided by (used in) operating              (58,734,000)    16,933,000    (13,788,000)   (15,970,000)
     activities...........................................
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of additional interest in Stafford, net
     of cash acquired.....................................  (2,844,000)            --     (4,227,000)             --
   Acquisition of certain assets of Keys Homes............           --            --     (1,000,000)             --
   Advances to unconsolidated joint ventures..............  (2,153,000)     (747,000)     (1,574,000)    (8,431,000)
   Repayments of advances to unconsolidated joint
     ventures.............................................    2,415,000       112,000       1,103,000        263,000
   Investments in unconsolidated joint ventures...........  (2,828,000)     (915,000)     (1,823,000)    (1,000,000)
   Capital distributions from unconsolidated joint              758,000            --       2,178,000      3,557,000
     venture..............................................
   Purchase of furniture, fixtures and equipment..........  (1,816,000)     (278,000)     (1,265,000)      (432,000)
                                                           ------------    ----------     -----------    -----------
     Net cash provided by (used in) investing               (6,468,000)   (1,828,000)     (6,608,000)    (6,043,000)
     activities...........................................
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings..........................  319,597,000    55,370,000     312,936,000    169,670,000
   Principal payments on bank borrowings..................(246,102,000)  (72,579,000)   (252,118,000)  (243,382,000)
   Principal payments on notes payable to others..........  (8,533,000)     (160,000)     (1,553,000)             --
   Advances to affiliates (Note 11).......................           --            --     (5,810,000)             --
   Repayment of advances to affiliates....................      352,000       271,000         404,000             --
   Refinancing of Stafford's debt.........................           --            --    (29,378,000)             --
   Proceeds from issuance of senior notes, net of
     discount and offering costs..........................           --            --              --     97,210,000
   Net decrease in discount on issuance of senior               159,000        40,000         160,000        104,000
     notes................................................
   Proceeds of issuance of common stock from exercise
     of stock options.....................................       91,000            --         134,000        101,000
   Proceeds from issuance of common stock under
     Employee Stock Purchase Plan.........................      267,000       148,000         348,000             --



   Reacquisition of the Company's common stock............           --     (131,000)     (2,969,000)      (617,000)
                                                           ------------    ----------     -----------    -----------
     Net cash provided by (used in) financing                65,831,000  (17,041,000)      22,154,000     23,086,000
                                                           ------------    ----------     -----------    -----------
     activities...........................................
   Increase (decrease) in cash............................      629,000   (1,936,000)       1,758,000      1,073,000
   Cash and cash equivalents (restricted) at
     beginning of                                             4,737,000     6,673,000       4,915,000      3,842,000
     period............................................... ------------    ----------     -----------    -----------
   Cash and cash equivalents (restricted) at end of          $5,366,000    $4,737,000      $6,673,000     $4,915,000
     period............................................... ------------    ----------     -----------    -----------
                                                           ------------    ----------     -----------    -----------

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MERGER WITH WESTERN PACIFIC HOUSING

         On September 12, 2000, the Company and the owners of the group of privately-held partnerships and limited liability companies collectively known as Western Pacific Housing (WPH) signed an agreement providing for a reorganization in which the businesses and operations of the Company and WPH are combined. Following a series of transactions provided for in this agreement, which were completed on April 3, 2001, a new company, Schuler Holdings, Inc. acquired all of the common stock of the Company and the ownership interests in WPH as well as their businesses and operations. Existing stockholders of the Company exchanged their shares of the Company's stock for Class A common stock of this new company on a 1-for-1 basis. The owners of WPH exchanged their interests in WPH for (and a lender of WPH received) shares of Class B common stock of this new company equal in an aggregate amount to the shares of Class A common stock issued to the Company's stockholders in the reorganization. Of the 20,166,430 shares of the Company's Class B common stock issued, 18,754,727 were issued to the owners of WPH and 1,411,703 were issued to a lender of WPH. In addition, the Company was renamed Schuler Residential, Inc. and Schuler Holdings, Inc. was renamed Schuler Homes, Inc.

         The holders of the Class A common stock initially will be entitled to elect five of the nine directors of the new company. The holders of the Class B common stock will be entitled to elect the remaining directors. In addition, the holders of each of these classes of common stock will vote separately as a class to approve some extraordinary transactions and some amendments of the new company's certificate of incorporation. On most other matters, holders of Class B common stock will have one-half vote per share. The Class B common stock will automatically convert into Class A common stock (on a 1-for 1 basis) if, among other things, it is transferred to anyone other than a beneficial owner of the Class B common stock as of the date the reorganization was completed.

         The reorganization was structured to be tax-free to the Company's existing stockholders. For accounting purposes, the Company expects to treat the reorganization as a purchase of WPH. Under this method, the WPH assets acquired and liabilities assumed will be recorded at their fair market value on the date the reorganization was completed. Any excess of purchase price over the fair market value of net assets acquired will be recorded as goodwill.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments (less than 3 months) to be cash equivalents. Included in Cash and Cash Equivalents at March 31, 2001 and 2000 are restricted amounts of

$1,141,000 and $1,204,000, respectively, which primarily represent a collection allowance resulting from the sale of second mortgage notes and accounts restricted for certain development costs.

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

INTANGIBLES

         Intangibles consist of goodwill and covenants not-to-compete, which resulted from the Company's past acquisitions. The intangibles are being amortized on a straight-line basis over periods ranging from 15 to 20 years. Accumulated amortization at March 31, 2001 and 2000 is approximately $3,340,000 and $2,585,000, respectively.

SALES AND PROFIT RECOGNITION

         A sale is generally recorded and profit recognized when closings have occurred and a buyer has met down payment and continuing investment criteria required by accounting principles generally accepted in the United States.

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

         The Company entered into two interest rate swaps. One swap required the Company to pay a fixed rate of 5.75% on $30,000,000, while receiving in return an interest payment at a floating one-month LIBOR. However, if the one-month LIBOR reset at or above 7%, the swap reverses for that payment period and no interest payments were exchanged. The second swap, which became effective on August 9, 1999 required the Company to pay interest at a floating one month LIBOR on $30,000,000, while receiving in return an interest payment at a fixed rate of 6.31%. The interest rate differential on these swaps to be received or paid was recognized during the period as an adjustment to interest incurred. Both swaps were cancelled on October 12, 2000 at a cost of approximately $18,000.

2.  REAL ESTATE INVENTORIES

         Real estate inventories consist of the following:

                                                                                     MARCH 31,
                                                                          ----------------------------------
                                                                            2001                     2000
                                                                          -----------           ------------
Unimproved land held for future development..............                 $79,631,000            $48,375,000
Development projects in progress.........................                 410,460,000            352,476,000
Completed inventory (including lots held for sale).......                  28,922,000             42,074,000
                                                                          -----------           ------------
                                                                         $519,013,000           $442,925,000
                                                                          -----------           ------------

         Completed inventory includes residential units which are substantially ready for occupancy.`

         The Company has notes payable to land sellers with a principal balance of $3,208,000 and $7,587,000 at March 31, 2001 and 2000, respectively, which relate to land purchased for future residential development. The notes are secured by mortgages on the purchased land.

         In contemplation of the then pending transaction to combine WPH with the Company's business, the Company began to increase its product offerings in Hawaii by adding projects in various areas on the islands of Oahu, Maui, Kauai and Hawaii, while reducing its investment in longer term land parcels in areas where it has a concentration of land. The change in strategy resulted in the recognition of a non-cash charge for impairment of long-lived assets, pursuant to Financial Accounting Standards Board Statement No. 121, of approximately $36,398,000 ($22,198,000 after-tax) during the quarter ended September 30, 2000.

3.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Condensed combined financial information is as follows:

                                                                                                      MARCH 31,
                                                                                             ----------------------------
                                                                                                 2001             2000
                                                                                             -----------      -----------

         Assets (primarily real estate inventories)..............................            $25,357,000      $54,051,000
         Liabilities.............................................................              7,853,000       33,673,000
                                                                                             -----------      -----------
         Equity..................................................................            $17,504,000      $20,378,000
                                                                                             -----------      -----------

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                            -----------------------------
                                                        YEAR ENDED  THREE MONTHS ENDED              1999             1998
                                                    MARCH 31, 2001      MARCH 31, 2000              ----             ----
                                                    --------------      --------------

         Revenues..........................            $49,110,000         $13,129,000       $23,959,000      $63,933,000
         Expenses..........................           (49,175,000)        (11,373,000)        20,970,000       59,090,000
                                                     -------------      --------------      ------------      -----------
         Net income (loss).................              $(65,000)          $1,756,000        $2,989,000       $4,843,000
                                                     -------------      --------------      ------------      -----------

         As of March 31, 2001 and 2000, the Company's cumulative share of the undistributed profits of its joint ventures is $5,048,000 and $6,521,000, respectively.

         Included in the investments in unconsolidated joint ventures of the Company, and in the liabilities of the joint ventures are advances from the Company to its unconsolidated joint ventures of $747,000, and $1,197,000, at March 31, 2001 and 2000, respectively.

         In January 2001, the Company acquired the remaining 11% interest in SSHI LLC (dba Stafford Homes), the Company's operating division in Washington state. As a result, SSHI LLC is wholly-owned by the Company.

4.  INCOME TAXES

         The following summarizes the provision for income taxes:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                              ----------------------------
                                                           YEAR ENDED THREE MONTHS ENDED              1999            1998
                                                       MARCH 31, 2001     MARCH 31, 2000              ----            ----
                                                       --------------     --------------
         Currently payable:
              Federal........................             $22,829,000         $5,561,000       $12,978,000      $6,401,000
              State..........................               4,246,000          1,057,000         2,139,000         891,000
                                                         ------------         ----------       -----------      ----------
                                                           27,075,000          6,618,000        15,117,000       7,292,000
         Deferred:
              Federal........................            (11,773,000)          (333,000)           893,000         484,000
              State..........................             (2,797,000)          (124,000)           163,000         100,000
                                                         ------------         ----------       -----------      ----------
                                                         (14,570,000)          (457,000)         1,056,000         584,000
                                                         ------------         ----------       -----------      ----------
         Provision for income taxes..........             $12,505,000         $6,161,000       $16,173,000      $7,876,000
                                                         ------------         ----------       -----------      ----------

SCHULER HOMES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The provision for income taxes on adjusted historical income differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                       -----------------------
                                                                 YEAR ENDED    THREE MONTHS ENDED
                                                               MARCH 31, 2001    MARCH 31, 2000         1999             1998
                                                               --------------    ------------------     ----             ----
                 Provision for federal income taxes at the
                    statutory rate.......................          $11,523,000         $5,549,000       $14,663,000      $7,207,000
                 Provision for state income taxes, net of
                    federal income tax benefits..........              982,000            612,000         1,510,000         669,000
                                                                   -----------         ----------       -----------      ----------
                 Provision for income taxes..............          $12,505,000         $6,161,000       $16,173,000      $7,876,000
                                                                   -----------         ----------       -----------      ----------

     Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting purposes. The primary components of the Company's deferred income taxes relate to capitalized interest and inventory impairment losses (Note 2). At March 31, 2001, the total deferred tax liabilities (primarily resulting from capitalized interest) and total deferred tax assets (primarily resulting from inventory impairment losses) are $2,185,000 and $19,574,000, respectively.

     Income tax payments of $25,634,000 (net of refunds), $2,751,000, $13,565,000 and $7,118,000, were made during the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998, respectively.

5.  NOTES PAYABLE TO BANK

         In March 2001, the Company increased its Revolving Credit Facility with a consortium of banks from $170,000,000 to $200,000,000. The Company has a one-time option to reduce the amount of the facility by up to $30,000,000 on an irrevocable basis, provided the facility has remained at $200,000,000 for at least six months. The facility expires on July 1, 2002 and includes an option for the lenders to extend the term for an additional year as of July 1 of each year. The Company can select an interest rate based on either LIBOR (1, 2, 3 or 6-month term) or prime for each borrowing. Based on the Company's leverage and interest coverage ratios, as defined, the interest rate may vary from LIBOR plus 1.6% to 2% or prime plus 0% to 0.25%. The Company's ability to draw upon its line of credit is dependent upon meeting certain financial ratios and covenants. As of March 31, 2001, the Company met such financial ratios and covenants.

         The Company's notes payable at March 31, 2001 consist of borrowings under its credit facilities. At March 31, 2001, the Company's bank borrowings were at interest rates of prime (8.0%) and LIBOR plus 1.75% (6.8% to 6.9%). At March 31, 2001, $65,531,000 of the Company's line of credit is unused, of which $9,017,000 is restricted for outstanding but unused letters of credit.

     The interest amounts in this paragraph relate to notes payable to bank and others, senior notes and the convertible subordinated debentures. The Company paid interest of approximately $20,382,000, $3,486,000, $18,407,000 and
$11,818,000, during the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively. Interest incurred during the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998 was approximately $21,203,000, $4,908,000, $18,652,000 and $13,789,000, respectively. All of such interest was capitalized to real estate inventories except for approximately $5,961,000, $1,086,000, $3,077,000 and $3,096,000 in the year ended March 31,
2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively, which was expensed and not capitalized, as such interest related to assets which did not meet the requirements for capitalization. Interest, previously capitalized to real estate inventories, expensed as a component of cost of residential real estate sales during the year ended March 31, 2001, the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998 totaled $15,428,000, $4,045,000,
$16,327,000 and $9,554,000, respectively. Interest and amortized debt expense included in inventory was $16,650,000 and $18,562,000 at March 31, 2001 and 2000, respectively.

         The weighted average bank interest rate at March 31, 2001 and 2000 was 7.0% and 7.5%, respectively. In addition, the following information relates to notes payable to bank and interest thereon:

                                                                                     AVERAGE DAILY
                                                            MAXIMUM AMOUNT              AMOUNT              WEIGHTED AVERAGE
                                                              OUTSTANDING             OUTSTANDING             INTEREST RATE
                                                           DURING THE PERIOD       DURING THE PERIOD       DURING THE PERIOD*
                                                           -----------------       -----------------       ------------------

               Year ended March 31, 2001                       $153,705,000           $98,969,000                    8.0%
                                                           -----------------       -----------------       ------------------
               Three months ended March 31, 2000                $97,334,000           $90,090,000                    7.9%
                                                           -----------------       -----------------       ------------------
               Year ended December 31, 1999                    $111,513,000           $80,968,000                    7.0%
                                                           -----------------       -----------------       ------------------
               Year ended December 31, 1998                    $112,157,000           $49,199,000                    7.8%
                                                           -----------------       -----------------       ------------------

-----------

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

8.  COMMITMENTS AND CONTINGENCIES

         At March 31, 2001, the Company had under contracts to purchase for approximately $15,260,000, land parcels for future residential development.

         Certain of the Company's land purchase agreements require the Company to make additional payments to the seller if the average sales price or number of homes built on such land exceeds an amount stated in such purchase agreements. Amounts paid pursuant to these agreements have not been significant.

         One of the agreements for land purchased during early 1993 includes a provision for the Company to pay the previous owner of the land additional amounts if the number of units developed exceeds 580. The Company may develop up to 832 units for sale. The Company is obligated to pay an additional $20,000 for each residential unit in excess of 580 residences. Accordingly, the Company may be obligated to pay the previous owner of the land an additional $5,040,000. The additional payments are earned by the previous owners upon the issuance of a certificate of occupancy for each excess unit. Such payments are payable at the closing of the sale of each excess unit. The payments are secured by a subordinated mortgage on a portion of the purchased land. As of March 31, 2001, the Company has paid $1,860,000 related to the construction of 93 units in excess of 580.

         The Company is from time to time involved in routine litigation or threatened litigation arising in the ordinary course of its business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

9.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

         The Company sponsors a 401(k) defined contribution retirement savings plan that covers substantially all employees of the Company after completion of one year of service. Company contributions to this plan, which include amounts based on a percentage of employee contributions as well as discretionary contributions, were $270,000, $220,000 and $130,000, for the plan years ended December 31, 2000, 1999 and 1998, respectively.

         In January 1992, the Company adopted a stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 1,000,000 (increased to 1,500,000 pursuant to the filing of a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission in August 1999) shares of common stock may be granted from time to time to employees, officers and directors of the Company. The options vest 25% one year after being granted. Thereafter, vesting occurs pro rata each month until 100% vesting is attained four years after the grant date. The maximum term of the options granted is 10 years. As a result of the closing of the merger with WPH on April 3, 2001, the obligations of the Company under the Plan were assumed by the Company's new parent company (see Note 1). Consequently, the options granted under the Plan became exercisable for shares of Class A common stock of the Company's new parent company.

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

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998, respectively: risk-free interest rates of 6.3%, 6.6%, 6.0% and 5.6%; dividend yields of 0%, 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of 0.37, 0.36, 0.37 and 0.37; and a weighted-average expected remaining life of the option of 6, 6, 4.5 and 4 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying FASB Statement No. 123 on pro forma net income for the years ended March 31, 2001 and December 31, 1999 and 1998 and the three-months ended March 31, 2000 are not likely to be representative of the effects for future years, since the pro forma net income amounts for the years ended March 31, 2001 and December 31, 1999 and 1998 and the three-months ended March 31, 2000 each reflect expense for only one year of vesting. The Company's pro forma information follows:

                                                            YEAR ENDED     THREE MONTHS ENDED     YEAR ENDED         YEAR ENDED
                                                          MARCH 31, 2001     MARCH 31, 2000    DECEMBER 31, 1999  DECEMBER 31, 1998
                                                          --------------   ------------------  -----------------  -----------------

                Pro forma net income................           $19,953,000         $9,574,000        $25,221,000        $11,806,000
                Pro forma net income per share:
                    Basic...........................                 $0.99              $0.48              $1.26              $0.59
                    Diluted.........................                 $0.98              $0.45              $1.26              $0.59

         A summary of the Company's stock option activity, and related information follows:

                                 YEAR ENDED             THREE MONTHS ENDED             YEAR ENDED                YEAR ENDED
                               MARCH 31, 2001             MARCH 31, 2000            DECEMBER 31, 1999         DECEMBER 31, 1998
                               --------------             --------------            -----------------         -----------------
                                         WEIGHTED                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                          AVERAGE                    AVERAGE                   AVERAGE                   AVERAGE
                                         EXERCISE                    EXERCISE                  EXERCISE                  EXERCISE
                           OPTIONS         PRICE       OPTIONS        PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                           --------      ---------     --------     ---------     -------      --------     -------      ---------
Outstanding--beginning     1,001,619           $6        991,619        $6          771,658       $6        611,085           $6
of period
Granted...............       74,000            6         10,000         6          262,200         6        198,850            7
Exercised.............     (17,002)            6             --        --          (23,730)        6       (17,538)            6
Forfeited.............     (22,093)            7             --        --          (18,509)        7       (20,739)            7
                           --------      --------      --------     ---------     -------      --------     -------      ---------
Outstanding--             1,036,524            6      1,001,619         6          991,619         6        771,658            6
end of period              --------      --------      --------     ---------     -------      --------     -------      ---------

Exercisable at end of       777,247            6        592,578         6          562,607         6        277,446            7
period
Weighted-average fair         $2.86                       $2.81                      $2.40                   $2.59
value of options
granted during the
period

         Exercise prices for options outstanding as of March 31, 2001 were shares 1,006,690 at $6 to $7; 15,375 shares at $9 to $10; 12,459 shares at $16, and 2,000 shares at $26.


         On July 31, 1998, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 500,000 shares of the Company's common stock for issuance under the Company's Employee Stock Purchase Plan. As of March 31, 2001, 132,933 shares of the Company's common stock were issued on a cumulative basis since the inception of the Plan.

         In July 2000, the Company established an unfunded, non-qualified deferred compensation plan for its directors and senior management or highly compensated employees. The plan permits participants to defer receipt of compensation and also allows the Company to increase a participant's benefit by matching or discretionary amounts subject to a vesting schedule. There were no such matching or discretionary contributions by the Company during the year ended March 31, 2001. At March 31, 2001, the Company has an accrued liability of $1,000,000 relating to this plan.

10.  STOCKHOLDERS' EQUITY

         In November 1998, the Company adopted a stock repurchase program to reacquire up to an aggregate of $10,000,000 of its outstanding common stock. The program was suspended in 2000 due to the then pending merger with WPH and expired by its terms on December 31, 2000. At that time, the Company had repurchased 525,700 shares under the program at a total cost of $3,700,000.

11.  RELATED PARTY TRANSACTIONS

         James K. Schuler, the Company's chief executive officer, owns a majority of the common shares outstanding as of March 31, 2001 and 2000.

         In connection with the purchase of an additional 40% interest in Stafford in January 1999, the Company refinanced Stafford's existing debt, which included $1,251,000 in certain notes payable to affiliates of Stafford.

         The Company used to lease its main office in Oregon from a family member of the former Division President of the Oregon Division. During 1999, the Company incurred total rental expense in connection with the lease of approximately $103,000. The terms for the lease were no less favorable to the Company than could be obtained from unaffiliated third parties.

         In connection with the acquisition of certain assets of a homebuilder in October 1998, the Division President of the Company's Oregon Division (formerly the president of the acquired homebuilder) was to earn a percentage of the profits of the Oregon Division. In addition, included in Other Assets at December 31, 1999, was a note receivable of $1,000,000 from the Oregon Division President, which was issued on January 4, 1999, was to be due on December 31, 2005, bearing interest at 7%, and required minimum annual payments of $200,000 plus accrued but unpaid interest. Accrued interest receivable relating to the note was approximately $70,000 at December 31, 1999. During the quarter ended June 30, 2000, $1,443,000 of Other Income (Expense) represented (i) the amortization of the unamortized balance of intangibles associated with the Company's acquisition of certain assets of Keys Homes in October 1998 and (ii) the forgiveness by the Company of a portion of the note receivable from the former owner of Keys Homes and former Oregon Division President, who has relinquished his right to a percentage of profits of the Oregon division. During the quarter ended September 30, 2000, the remaining note receivable balance of approximately $351,000 was repaid to the Company. During 1999, the Company sold 27 of its homes for an aggregate sales price of $2,449,000 to a limited liability company of which the Division President of the Company's Oregon Division is a member.

         In connection with the acquisition of certain assets of a homebuilder in July 1999 that established the new divisions in Southern California and Arizona, the owners of the seller, who became officers of the new divisions, retained an interest in the profits of the two new divisions, until the sooner of the occurrence of certain agreed upon events or December 31, 2004. In connection with the acquisition, the Company issued 400,000 shares of its common stock. In addition, the Company provided a loan to the seller in the amount of $4,810,000, which is included in Other Assets. The loan was due on December 31, 2004 and bears interest at 7%. Accrued interest receivable relating to the loan was approximately $411,000 at March 31, 2001. Upon consummation of the reorganization, the Company purchased the profits interests from the former owners of the acquired assets for $9,000,000, payable as follows: $2,500,000 upon the later of the completion of the reorganization or January 1, 2001 (paid in April 2001), $2,000,000 on the one-year anniversary of the completion of the reorganization, and a note for $4,500,000 that matures four years after the completion of the reorganization and that bears interest at 7.0%. Subsequent to completion of the reorganization, the Company received a payment, which reduced its note receivable to $4,500,000.

         From time to time, the Company engages the law firms in which directors of the Company are partners. During the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and

1998, legal fees of approximately $29,000, $15,000, $36,000 and $322,000, respectively, to such firms were incurred by the Company.

12.  NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share for the year ended March 31, 2001, the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998 were computed using the weighted average number of common shares outstanding during the period of 20,122,377, 20,097,608, 19,997,759 and
20,102,922, respectively.

         Diluted net income per share for the year ended March 31, 2001, the three months ended March 31, 2000 and the year ended December 31, 1999 was computed by adding to net income the interest expense of $2,548,000, $653,000 and $3,342,000 (net of related income taxes) which is applicable to convertible subordinated debentures, and dividing by 23,031,440, 22,731,598 and 22,631,749, which represents the weighted average number of shares assuming conversion of all convertible subordinated debentures. The computation of diluted net income per share for the year ended December 31, 1998, resulted in amounts greater than the basic net income per share. Accordingly, the basic net income per share is also presented as the diluted net income per share for the year ended December 31, 1998.

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

         Convertible subordinated debentures: The fair value of $56,206,000 for the Company's convertible subordinated debentures is based on the quoted market price of $97.75 at March 31, 2001.

         Senior notes: The fair value of $94,000,000 for the Company's senior notes is based on the quoted market price of $94 at March 31, 2001.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended March 31, 2001 and December 31, 1999 and 1998 are presented in the following summary:

                                                                                      THREE MONTHS ENDED
                                                                          JUNE 30     SEPTEMBER 30    DECEMBER 31      MARCH 31
                                                                          -------     ------------    -----------      --------
                                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
                 2001
                 Sales......................................             $173,184         $160,363       $153,493      $145,314
                 Operating income (loss)....................               20,759         (15,820)         18,937        18,147
                 Pre-tax income (loss)......................               17,654         (17,796)         16,578        16,487
                 Net income (loss)..........................               10,900         (10,762)         10,123        10,157
                 Earnings per share (diluted)...............                 0.51           (0.54)           0.46          0.46

                                                                                       THREE MONTHS ENDED
                                                                      MARCH 31         JUNE 30     SEPTEMBER 30      DECEMBER 31
                                                                      --------         -------     ------------      -----------
                                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                  1999
                  Sales......................................          $95,893        $131,623         $128,335         $150,927
                  Operating income...........................            9,123          12,182           11,087           13,474
                  Pre-tax income.............................            7,742          10,860           10,919           12,372
                  Net income.................................            4,790           6,676            6,695            7,559
                  Earnings per share (diluted)...............             0.24            0.34             0.33             0.37
                  1998
                  Sales......................................          $55,512         $67,433          $79,186          $80,771
                  Operating income...........................            3,935           5,040            6,635            6,790
                  Pre-tax income.............................            3,257           4,640            5,767            6,928
                  Net income.................................            2,001           2,852            3,583            4,280
                  Earnings per share (diluted)...............             0.10            0.14             0.18             0.21


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

                                     SCHULER HOMES, INC.

                                     By:     /s/ James K. Schuler
                                        ----------------------------------------
                                                 James K. Schuler
                                         CHAIRMAN OF THE BOARD, PRESIDENT
                                            AND CHIEF EXECUTIVE OFFICER

Dated:  June 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                     TITLE                        DATE
-------------------------  -------------------------------   -------------------

                           Chairman of the Board,
                           President and Chief Executive
                           Officer (principal executive
  /s/ James K. Schuler     officer)                           June 29, 2001
-------------------------
     James K. Schuler

                           Senior Vice President of
                           Finance, Chief Financial
                           Officer and Director
  /s/ Pamela S. Jones      (principal financial officer)      June 29, 2001
-------------------------
    Pamela S. Jones
                           Vice President of Finance,
                           Chief Accounting Officer
 /s/ Douglas M. Tonokawa   (principal accounting officer)     June 29, 2001
-------------------------
   Douglas M. Tonokawa

 /s/ Thomas A. Bevilacqua  Director                           June 29, 2001
-------------------------
   Thomas A. Bevilacqua

   /s/ Martin T. Hart      Director                           June 29, 2001
-------------------------
      Martin T. Hart


                            SCHULER RESIDENTIAL, INC.

                       EXHIBITS TO FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED MARCH 31, 2001



     EXHIBIT
        NO.                       DOCUMENT DESCRIPTION
     -------- ------------------------------------------------------------------

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

       2.2 Agreement and Plan of Merger between the Schuler Homes, Inc., a Delaware corporation, Schuler Reorganization Sub, Inc., a Delaware corporation and the Registrant (Incorporated by reference to Exhibit 2.2 of Schuler Homes, Inc. Annual Report on Form 10-K to be filed in July 2001, Commission file number 0-32461).

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

     EXHIBIT
        NO.                       DOCUMENT DESCRIPTION
     -------- ------------------------------------------------------------------

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

       +10.14 Schuler Residential, Inc. 401(k) Retirement Savings Plan (005) dated July 20, 1993, which amends in full the Schuler Residential, Inc. Profit Sharing Plan (005), originally effective November 1, 1989. (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated September 30, 1993; Commission file number 0-19891.)

       +10.15 Amendment to the Schuler Residential, Inc. 401(k) Retirement
              Savings Plan (005) (Sections 2.1 and 2.2) effective September 1, 1993. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated September 30, 1993; Commission file number 0-19891.)

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

     EXHIBIT
        NO.                       DOCUMENT DESCRIPTION
     -------- ------------------------------------------------------------------

       10.18 Agreement for Increased Density on Parcels 10, 15, 16 and 20 between the Company and AMFAC Property Development Corp. dated December 12, 1994. (Incorporated by reference to Exhibit 10.82 of the Company's 1994 Annual Report on Form 10-K; Commission file number 0-19891.)

       10.19 Agreement (Kapolei Knolls) between the Company and Finance Realty, Ltd. dated September 11, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

       10.20 Agreement between Waiakoa Estates Subdivision Joint Venture and Betsill Brothers Construction, Inc. dated September 16, 1995. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1995; Commission file number 0-19891.)

       10.21 Amended and Restated Purchase and Sale Agreement between the Company and Gentry Development Company and Gentry Homes, Ltd., dated November 20, 1995. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K; Commission file number 0-19891.)

       10.22 Contract for Purchase and Sale of Real Property between the Company and Investek Properties Company, LLC, dated June 19, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1996; Commission file number 0-19891.)

       10.23 Real Estate Purchase Agreement between Schuler Residential of California, Inc. and Frank J. Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)

       10.24 Option Agreement between Schuler Residential of California, Inc. and Frank J. Andrews, Jr., dated August 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)

       10.25 Real Estate Purchase and Sale Agreement between the Company and Coop Family Limited Partnership, dated September 20, 1996. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1996; Commission file number 0-19891.)

       10.26 Second Amendment to Loan Documents between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated April 29, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number 0-19891.)

       10.27 Guaranty between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated April 29, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number 0-19891.)

       10.28 Release of Negative Pledge Agreement between the Company, certain Banks and First Hawaiian Bank, dated April 29, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1998; Commission file number 0-19891.)

       +10.29 Schuler Homes, Inc. 1998 Employee Stock Purchase Plan.
              (Incorporated by reference to Exhibit 99.1 of the Company's registration statement under the Securities Act on Form S-8, Registration No. 333-60305.)

       10.30 Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated September 30, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1998; Commission file number 0-19891.)

     EXHIBIT
        NO.                       DOCUMENT DESCRIPTION
     -------- ------------------------------------------------------------------

       10.31 Guaranty by wholly-owned subsidiaries of the Company, dated September 30, 1998, relating to Second Amended and Restated Credit Agreement dated September 30, 1998. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1998; Commission file number 0-19891.)

       +10.32 Restated Schuler Residential, Inc. 401(k) Retirement Savings Plan, effective April 1, 1998. (Incorporated by reference to the Company's 1998 Annual Report on Form 10-K; Commission file number 0-19891.)

       10.33 First Amendment to Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated January 21, 1999. (Incorporated by reference to the Company's 1998 Annual Report on Form 10-K; Commission file number 0-19891.)

       10.34 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated January 21, 1999. (Incorporated by reference to the Company's 1998 Annual Report on Form 10-K; Commission file number 0-19891.)

       10.35 Promissory Note between the Company and First Hawaiian Bank, dated April 12, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1999; Commission file number 0-19891.)

       10.36 Second Amendment to Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated July 2, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1999; Commission file number 0-19891.)

       10.37 Third Amendment to Second Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated July 22, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1999; Commission file number 0-19891.)

       10.38 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America NT & SA, dated July 22, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 1999; Commission file number 0-19891.)

       10.39 The Registrant's 1992 Stock Option Plan (amended). (Incorporated by reference to Exhibit 99.1 of the Company's registration statement under the Securities Act on Form S-8, Registration No. 333-84957.)

       10.40 Third Amended and Restated Credit Agreement between the Company, certain Banks, First Hawaiian Bank and Bank of America, N.A., dated as of September 30, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1999; Commission file number 0-19891.)

       10.41 Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America, N.A., dated as of September 30, 1999. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 30, 1999; Commission file number 0-19891.)

       10.42 Schuler Homes, Inc. Deferred Compensation Plan for Directors and Key Employees, effective July 1, 2000, dated June 1, 2000, and related Trust Agreement, dated June 8, 2000.

       10.43 First Amendment to Third Amended and Restated Credit Agreement, dated as of December 5, 2000, between the Company, certain Banks, First Hawaiian Bank and Bank of America, N.A.

       10.44 First Amendment to Guaranty by wholly-owned subsidiaries of the Company to certain Banks, First Hawaiian Bank and Bank of America, N.A., dated as of December 5, 2000.

       *10.45 Fourth Amended and Restated Credit Agreement, dated as of
              March 15, 2001, between the Company, certain Banks, First Hawaiian Bank, Bank of America, N.A. and Banc of America Securities, LLC.

       *10.46 Guaranty by wholly-owned subsidiaries of the Company, dated as of March 15, 2001.

------------------------

*Filed herewith

+Management contract, compensatory plan or arrangement